Form 10-Q
period 1997-09-30
BORON LEPORE & ASSOCIATES INC
filed 1997-11-13
CIK 1029281

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-Q
                                   ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________    to    ______________

Commission File Number:

                        BORON, LEPORE & ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                       22-2365997
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

17-17 Route 208 North, Fair Lawn, New Jersey                      07410
--------------------------------------------               ---------------------
(Address of principal executive offices)                        (Zip Code)

                                (201) 791-7272
                            ----------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    ____  Yes        __X__ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,738,647 Shares of Common Stock as of November 3, 1997.

                                   FORM 10-Q
                                   ---------

                                    CONTENTS
                                    --------

                                                                                                     PAGE
                                                                                                     ----

PART I -   ITEM 1:
           FINANCIAL STATEMENTS

           Balance Sheets at December 31, 1996 and
           September 30, 1997 (unaudited).......................................                        1

           Statements of Operations for the Three and Nine Months
           Ended September 30, 1997and 1996 (unaudited).........................                        2

           Statements of Cash Flows for the Nine Months ended
           September 30, 1997 and 1996 (unaudited)..............................                        3-4

           Notes to Financial Statements .......................................                        5

           ITEM 2:
           Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................                       6

PART II -  OTHER INFORMATION

           Item 1: Legal Proceedings.............................................             not applicable

           Item 2: Changes in Securities.........................................                       13

           Item 3: Defaults in Senior Securities.................................             not applicable

           Item 4: Submission of Matters to a Vote of Security Holders...........                       15

           Item 5: Other Information.............................................             not applicable

           Item 6: Exhibits and Reports on Form 8-K
                   (a)  Exhibits
                        11  Statement re: Computation of per share earnings data
                        27  Financial Data Schedules

                   (b)  Reports on Form 8-K
                        There have been no reports on Form 8-K for the quarter for which this form on Form 10-Q is being filed.


SIGNATURES

EXHIBIT INDEX


                        BORON, LEPORE & ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                                      SEPTEMBER 30,              DECEMBER 31,
                                                                           1997                      1996
                                                                 ---------------------      -------------------
                                                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                $ 27,154,487             $  7,175,648
  Accounts receivable, net                                                  18,147,990               14,969,261
  Prepaid expenses and other current assets                                    966,517                  254,802
                                                                          ------------             ------------
   Total current assets                                                     46,268,994               22,399,711
                                                                          ------------             ------------

Furniture, fixtures and equipment, at cost, net of accumulated depreciation of $698,732 at September 30, 1997 and $544,232
  at December 31, 1996                                                       2,731,164                  325,296
Security deposits                                                               46,401                   27,166
Intangibles                                                                     22,750                  344,767
                                                                          ------------             ------------
    Total assets                                                          $ 49,069,309             $ 23,096,940
                                                                          ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                                     $         -             $  1,000,000
  Accounts payable and accrued expenses                                      9,627,638               12,775,623
  Deferred revenue                                                           7,500,230                5,138,696
  Billings in excess of costs                                                  830,500                1,069,850
                                                                          ------------             ------------
    Total current liabilities                                               17,958,368               19,984,169
                                                                          ------------             ------------

Long-term debt, less current maturities                                              -               19,000,000
                                                                          ------------             ------------
Revolving line of credit                                                             -                1,000,000
                                                                          ------------             ------------
Deferred income taxes                                                        1,000,000                        -
                                                                          ------------             ------------
Convertible participating preferred stock                                            -               12,500,000
                                                                          ------------             ------------
Redeemable preferred stock                                                           -                        -
                                                                          ------------             ------------

Stockholders' equity (deficit):
  Common stock, $.01 par value, 50,000,000 shares authorized;
    14,938,646 issued and 10,738,647 outstanding at September 30,
    1997;  12,000,000 shares authorized, 5,733,328 issued and
    1,999,995 outstanding at December 31, 1996                                 148,695                   57,333
  Class A common stock, $.01 par value, 1,333,333 authorized;
    none issued and outstanding at September 30, 1997; 666,666
    issued and outstanding at December 31, 1996                                      -                    6,667
  Class B common stock, $.01 par value, 4,666,666 shares                             -                        -
    authorized; none issued and outstanding
  Treasury stock, at cost, 4,199,999 shares at September 30,
     1997; 3,733,333 shares at December 31, 1996                           (24,349,992)             (18,850,000)
  Additional paid-in capital                                                64,176,844                1,813,606
  Accumulated deficit                                                       (9,864,606)             (12,414,835)
                                                                          ------------             ------------
    Total stockholders' equity (deficit)                                    30,110,941              (29,387,229)
                                                                          ------------             ------------
    Total liabilities and stockholders' equity (deficit)                  $ 49,069,309             $ 23,096,940
                                                                          ============             ============

   The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                    -----------------------  -----------------------
                                        1997       1996         1997         1996
                                    ----------  -----------  ----------   ----------

Revenues                           $17,500,329   $9,592,401  $49,621,223  $25,738,941

Cost of sales                       12,408,425    5,949,739   35,247,949   16,422,062
                                   -----------   ----------  -----------  -----------

     Gross profit                    5,091,904    3,642,662   14,373,274    9,316,879

Selling, general and
    administrative expenses          3,059,569    1,972,715    8,068,613    6,322,581
                                   -----------   ----------  -----------  -----------

     Operating income                2,032,335    1,669,947    6,304,661    2,994,298

Interest expense, net                  657,969       23,795    1,424,432      127,938
                                   -----------   ----------  -----------  -----------

     Income before income taxes      1,374,366    1,646,152    4,880,229    2,866,360

Provision for income taxes             300,000            -    1,500,000            -
                                   -----------   ----------  -----------  -----------

     Net Income                    $ 1,074,366   $1,646,152  $ 3,380,229  $ 2,866,360
                                   ===========   ==========  ===========  ===========

Weighted average common and
     common equivalent shares
     outstanding (Note 3)            8,058,026                 7,873,946
                                   ===========               ===========

Net income per common and
     common equivalent share             $0.13                     $0.43
                                   ===========               ===========






   The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                          1997           1996
                                                                        --------       ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net income.............................................           $ 3,380,229   $ 2,866,360
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
           Depreciation and amortization...................               207,183        74,396
           Write-off of unamortized loan fees..............               270,834             -
           Non cash compensation expense...................                42,558             -
           Deferred income taxes...........................             1,000,000             -
           Changes in operating assets and liabilities:
             Increase in accounts receivables, net.........            (3,178,729)     (786,500)
             (Increase) decrease in prepaid expenses
             and other current assets......................              (711,715)       10,764
             Increase in security deposits.................               (19,235)            -
             Increase in intangible assets.................                (1,500)            -
             Increase in due from affiliates...............                     -    (1,094,672)
             Decrease in due from officers.................                     -       260,903
             (Decrease) increase in accounts payable
             and accrued expenses..........................            (3,147,985)      157,705
             Increase (decrease) in deferred revenue
             and billings in excess of costs...............             2,122,184      (709,713)
                                                                      -----------   -----------
             Net cash (used in) provided by
             operating activities..........................               (36,176)      779,243
                                                                      -----------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchases of furniture, fixtures and
      equipment............................................            (2,560,368)      (99,564)
                                                                      -----------   -----------
             Net cash used in investing activities.........            (2,560,368)      (99,564)
                                                                      -----------   -----------

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------

                                                                    1997          1996
                                                                ---------      ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayment of long-term debt..........................         $(20,000,000)  $         -

 Repayments of revolving line of credit...............           (1,000,000)   (1,093,500)
 Redemption of convertible participating
    preferred stock...................................          (10,819,178)            -
 Proceeds from the issuance of common
   stock..............................................           59,787,126             -
 Proceeds from the issuance of Class A
    common stock......................................              107,427             -
 Capital contributions by stockholders................                    -       451,000
 Repurchase of treasury stock ........................           (5,499,992)     (643,674)
                                                               ------------   -----------
    Net cash provided by (used in)
    financing activities.............................            22,575,383    (1,286,174)
                                                               ------------   -----------

    Net increase (decrease) in cash..................            19,978,839      (606,495)

CASH AND CASH EQUIVALENTS,
 beginning of period.................................             7,175,648       962,660
                                                               ------------   -----------

CASH AND CASH EQUIVALENTS, end of
 period..............................................          $ 27,154,487   $   356,165
                                                               ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the period for:
  Interest...........................................          $  1,583,079   $   160,958
  Taxes..............................................          $     30,000   $         -




  The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

Boron, LePore & Associates, Inc. (the "Company") provides outsourced promotional, marketing and educational services to the pharmaceutical industry.

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal, recurring nature. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Registration Statement on Form S-1 as filed.

(2)  PUBLIC OFFERING, STOCKHOLDERS' EQUITY AND STOCK SPLIT:

On September 24, 1997, the Company completed the public offering of 3,735,000 shares (including underwriters over allotment of 135,000 shares) of Common Stock at $17.50 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $59.8 million (the "Offering"). Of these net proceeds, $19.6 million was used to retire outstanding debt and pay related interest expense, $10.8 million was used to redeem all shares of Redeemable Preferred Stock and $5.6 million was used to purchase 466,666 shares of Common Stock from a former officer of the Company.

In connection with the Offering, the authorized stock of the Company was increased on September 22, 1997 to 50,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock. Upon completion of the Offering, all outstanding shares of non-voting Class A Common Stock converted into shares of Common Stock. Also upon completion of the Offering, the Convertible Participating Preferred Stock of the Company converted into 4,666,664 of Common Stock and 5,600,000 of Redeemable Preferred Stock which, as described above, was redeemed with a portion of the net proceeds of the Offering.

All share amounts have been retroactively adjusted to reflect a two-for-three reverse stock split which occurred September 11, 1997.

(3)  EARNINGS PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock and, where dilutive, common stock equivalents outstanding during each period. The number of weighted average shares used in computing per share results were 8,058,026 and 7,873,946 for the three and nine month periods ending September 30, 1997, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Implementation of SFAS 128 is required for all financial statements issued subsequent to December 15, 1997 and requires pro forma disclosure in financial statements issued prior to that date. Previously reported EPS amounts must be restated under the new standard when it becomes effective.

For the three and nine month periods ending September 30, 1997, reported EPS under the new standard would have been:

                                                             Three Months                 Nine Months
                                                                Ended                        Ended
                                                          September 30, 1997           September 30, 1997
                                                        ----------------------       ----------------------
Basic Earnings per Share:
  Net income                                                    $1,074,366                   $3,380,229
  Weighted average shares outstanding                            7,747,958                    7,563,878
  Basic Earnings per Share                                      $     0.14                   $     0.45

Diluted Earnings per Share:
  Weighted average shares outstanding                            7,747,958                    7,563,878
  Common stock equivalents                                         310,068                      310,068
                                                                ----------                   ----------
     Total weighted average common and
     common equivalent shares outstanding                        8,058,026                    7,873,946
  Diluted Earnings per Share                                    $     0.13                   $     0.43


Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Boron, LePore & Associates, Inc. ("BLP" or the "Company") provides outsourced promotional, marketing and educational services to the pharmaceutical industry. Substantially all of the Company's customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. The Company's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and to continue to expand its array of other outsourced promotional, marketing and educational services.

Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1996 and revenues in the first nine months of 1997 have increased significantly as compared to the first nine months of 1996. This growth resulted from increased business with existing customers, the addition of new customers, and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of promotional, marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy are further enhancing and expanding its service offerings, continuing to increase business with existing customers, and obtaining new customers. As part of this strategy, the Company recently increased its focus on both symposia and educational conferencing services and expanded its portfolio of services to include product marketing, teleservices and contract sales. The Company opened its new teleservice center in Norfolk, Virginia in July 1997 to support the expansion of its teleservices capabilities and in August 1997, established a contract sales organization.

Certain of BLP's newer services, particularly symposia, have lower gross margins than the Company's historical business. Further, although revenues from the Company's peer-to-peer meeting business grew from $20.6 million in 1995 to $33.4 million in 1996, the Company does not anticipate that future growth, if any, of revenues from this business will continue at such an accelerated rate. Additionally, the on-going start-up costs related to the Company's new teleservice center and new contract sales organization, as well as the development and implementation costs of the Company's technology enhancement project, will continue to negatively impact the Company's near-term financial performance. The Company's objective is to maintain its operating profit margins through efficiency efforts and leveraging its operating expenses by increasing revenues. However, if the Company's efforts to enhance the profitability of its services are not successful, the proportion of symposia revenue to total revenues increases, total revenues do not grow sufficiently to fully leverage operating expenses or if the costs associated with the teleservice center, contract sales organization or technology enhancement project are greater than anticipated, the Company's operating margins could be adversely affected.

RESULTS OF OPERATIONS

The following table sets forth as a percentage of revenues certain items reflected in the Company's Statement of Operations for the periods indicated.


                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                 -----------------------------        ----------------------------
                                                      1997              1996              1997              1996
                                                 -----------        ----------        ----------       -----------

Revenues                                               100.0%            100.0%            100.0%            100.0%
Cost of sales                                           70.9              62.0              71.0              63.8
                                                 -----------        ----------        ----------       -----------
 Gross profit                                           29.1              38.0              29.0              36.2
Selling, general and administrative expenses            17.5              20.6              16.3              24.6
                                                 -----------        ----------        ----------       -----------
 Operating income                                       11.6              17.4              12.7              11.6
Interest expense, net                                    3.8               0.2               2.9               0.5
                                                 -----------        ----------        ----------       -----------
 Income before provision for income taxes                7.8              17.2               9.8              11.1
Provision for income taxes                               1.7                 -               3.0                 -
                                                 -----------        ----------        ----------       -----------
 Net income                                              6.1%             17.2%              6.8%             11.1%
                                                 ===========        ==========        ==========       ===========




THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased $7.9 million, or 82%, from $9.6 million in the three month period ended September 30, 1996 to $17.5 million in the three month period ended September 30, 1997. This increase was primarily due to growth of the Company's conferencing services, which increased $7.8 million, or 92%. This growth resulted from the addition of $5.2 million of revenue from symposia services, which were introduced in late 1996, and $2.6 million of incremental revenue from peer-to-peer meetings and other conferencing services. Contract sales services, which were introduced by the Company in August 1997, accounted for $0.6 million in the three month period ended September 30, 1997 and no revenue in the prior year period. These revenue increases were partially offset by a $0.7 million decrease in revenues from teleservices. This decrease was due to the prior year period containing one significant teleservices project, whereas the current year period did not have a teleservices project of such magnitude. Revenues from product marketing services increased $0.1 million from the three month period ended September 30, 1996 to the three month period ended September 30, 1997.

Cost of sales increased $6.5 million, or 109%, from $5.9 million in the three month period ended September 30, 1996 to $12.4 million in the three month period ended September 30, 1997. Cost of sales as a percentage of revenues increased from 62.0% in the prior year period to 70.9% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to: (i) the introduction of symposia services, which have a lower average gross profit than the Company's historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup; (ii) an increase in moderator training costs; and (iii) the prior year period containing one significant teleservices project which had a higher gross profit percentage than the Company's historical core business.

Selling, general and administrative expenses increased $1.1 million, or 55%, from $1.9 million in the three month period ended September 30, 1996 to $3.0 million in the three month period ended September 30, 1997. This increase was due to: (i) the cost of personnel additions of approximately $0.5 million; (ii) the increase in outside services, rent, depreciation and other operating costs of approximately $0.5 million incurred to support the Company's growth; and
(iii) a $0.1 million non-recurring charge related to the repurchase of stock from a former officer of the Company. Selling, general and administrative expenses decreased as a percentage of revenues from 20.6% in the prior year period to 17.5% in the current year period primarily as a result of increased revenues.

Operating income increased $0.4 million, or 22%, from $1.6 million in the three month period ended September 30, 1996 to $2.0 million in the three month period ended September 30, 1997. Operating income as a percentage of revenues decreased from 17.4% in the prior year period to 11.6% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increase in cost of sales as a percentage of revenues partially offset by the aforementioned decrease in selling, general and administrative expenses as a percentage of revenues.

Interest expense net of interest income increased from $24,000 in the three month period ended September 30, 1996 to $0.7 million in the three month period ended September 30, 1997. Approximately $0.3 million of this increase was attributable to increased borrowings in the current year period. The interest expense increase was also due to the current year period including a $0.3 million write-off of unamortized financing fees and a $31,000 expense to terminate an interest rate swap agreement. Both of these transactions were related to the Company's early settlement of its term loan in connection with the Company's September 24, 1997 initial public offering of Common Stock.

The provision for income taxes for the three month period ended September 30, 1997 was $0.3 million, reflecting estimated Federal and state income tax expense partially offset by the utilization of benefits from net deferred tax assets recognized on the Company's December 31, 1996 balance sheet which are related to net operating loss carryforwards previously not recognized. Prior to December 4, 1996, the Company had elected to be subject to taxation under Subchapter S of the Code and, therefore, no income tax expense was recorded in the three month period ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased $23.9 million, or 93%, from $25.7 million in the nine month period ended September 30, 1996 to $49.6 million in the nine month period ended September 30, 1997. This increase was primarily due to growth of the Company's conferencing services, which increased $23.4 million, or 96%. This growth resulted from the addition of $15.1 million of revenue from symposia services, which were introduced in late 1996, and $8.3 million of incremental revenue from peer-to-peer meetings and other conferencing services. Contract sales services, which were introduced by the Company in August 1997, accounted for $0.6 million in the nine month period ended September 30, 1997 and no revenue in the prior year period. These revenue increases were partially offset by a $0.7 million decrease in revenues from teleservices. This decrease was due to the prior year period containing one significant teleservices project whereas the current year period did not have a teleservices project of such magnitude. Revenues from product marketing services increased $0.6 million from the nine month period ended September 30, 1996 to the nine month period ended September 30, 1997.

Cost of sales increased $18.8 million, or 115%, from $16.4 million in the nine month period ended September 30, 1996 to $35.2 million in the nine month period ended September 30, 1997. Cost of sales as a percentage of revenues increased from 63.8% in the prior year period to 71.0% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the introduction of symposia services, which have a lower average gross profit than the Company's historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup and an increase in moderator training costs.

Selling, general and administrative expenses increased $1.8 million, or 28%, from $6.3 million in the nine month period ended September 30, 1996 to $8.1 million in the nine month period ended September 30,

1997. This increase was due to: (i) the cost of personnel additions of approximately $0.9 million; (ii) the increase in outside services, rent, depreciation and other operating costs of approximately $0.8 million incurred to support the Company's growth; and (iii) a $0.1 million non-recurring charge related to the repurchase of stock from a former officer of the Company. Selling, general and administrative expenses decreased as a percentage of revenues from 24.6% in the prior year period to 16.3% in the current year period primarily as a result of increased revenues.

Operating income increased $3.3 million, or 111%, from $3.0 million in the nine month period ended September 30, 1996 to $6.3 million in the nine month period ended September 30, 1997. Operating income as a percentage of revenues increased from 11.6% in the prior year period to 12.7% in the current year period. The increase in operating income as a percentage of revenues was due to the aforementioned decrease in selling, general and administrative expenses as a percentage of revenues partially offset by the aforementioned increase in cost of sales as a percentage of revenues.

Interest expense net of interest income increased from $0.1 million in the nine month period ended September 30, 1996 to $1.4 million in the nine month period ended September 30, 1997. Approximately $1.0 million of this increase was attributable to increased borrowings in the current year period. The increase was also due to the current year period including a $0.3 million write-off of unamortized financing fees and a $31,000 expense to terminate an interest rate swap agreement. Both of these transactions were related to the Company's early settlement of its term loan.

The provision for income taxes for the nine month period ended September 30, 1997 was $1.5 million, reflecting estimated Federal and state income tax expense partially offset by the utilization of benefits from net deferred tax assets recognized on the Company's December 31, 1996 balance sheet which are related to net operating loss carryforwards previously not recognized. Prior to December 4, 1996, the Company had elected to be subject to taxation under Subchapter S of the Code and, therefore, no income tax expense was recorded in the nine month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $28.3 million in net working capital, an increase of $25.9 million from December 31, 1996. As described below, substantially all of the Company's net working capital resulted from the public offering of Common Stock which was completed in September 1997. The Company's primary sources of liquidity as of September 30, 1997 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility.

The Company's accounts receivable turnover averaged 93 days for the periods ended September 30, 1997 and December 31, 1996. The allowance for doubtful accounts was $0.3 million at September 30, 1997 and December 31, 1996.

During the nine month period ended September 30, 1997, the Company used in operating activities approximately $36,000. This included $7.5 million in payments of officer bonuses which were accrued in 1996, offset by $7.5 million of cash provided by other operating activities.

During this nine month period, the Company used $2.6 million in investing activities to purchase additional equipment, primarily related to the Company's new teleservice center in Norfolk, Virginia.


Financing activities during the nine month period ended September 30, 1997 generated $22.6 million of net cash inflows. Included in these activities was the Company's September 24, 1997 initial public offering of 3,735,000 shares Common Stock at $17.50 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $59.8 million (the "Offering"). Of these net proceeds, $19.5 million was used to retire outstanding debt (an additional $0.1 million used to pay related interest expense), $10.8 million was used to redeem all shares of Redeemable Preferred Stock and $5.5 million was used to purchase 466,666 shares of Common Stock from a former officer of the Company (an additional $0.1 million used to pay related compensation expense). The impact of these financing activities was a net cash inflow of $24.0 million. Financing activities during this period also included the use of $1.0 million to pay-down the Company's revolving line of credit, the use of $0.5 million to meet scheduled term loan payments and the sale of stock to employees and directors which generated $0.1 million in cash inflows.

Primarily in connection with the Company's development of its new teleservice center in Norfolk, Virginia and the implementation of a new management information system, the Company anticipates capital expenditures to increase to approximately $4.8 million in 1997.

The Company's credit facility (the "Credit Facility") provides for a $5.0 million revolving credit facility and is secured by the Company's assets. As of December 31, 1996 and September 30, 1997, $1.0 million and $0, respectively, was outstanding under the revolving credit facility. Borrowings under the revolver are due on December 31, 2001. The Credit Facility contains various financial and reporting covenants. In July and November 1997, the Company amended certain covenants to allow for the anticipated increases in capital expenditures related to its new teleservice center.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report which are not historical facts are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the Company's: dependence on the pharmaceutical industry, customer concentration, reliance on new services for continued growth, management of growth, acquisition risks, variation in quarterly operating results, regulation, potential litigation exposure and reliance of certain personnel, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of the Company's Registration Statement on Form S-1 as filed.

SIGNATURES
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               BORON, LEPORE & ASSOCIATES, INC.



Date: November 14, 1997        By: /s/ Patrick G. LePore
                                   -------------------------------------
                                   Patrick G. LePore
                                   Chief Executive Officer, President
                                   and Chairman of the Board




Date: November 14, 1997        By: /s/ Martin J. Veilleux
                                   -------------------------------------
                                   Martin J. Veilleux
                                   Chief Financial Officer, Secretary and
                                   Treasurer (Principal Accounting Officer)

                                 EXHIBIT INDEX

      Exhibit
      Number                                     Description
      ------              -----------------------------------------------------
       11                 Statement re: Computation of per share earnings data
       27                 Financial Data Schedules

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Changes in Securities

          (a) On September 11, 1997, the Company effected a two-for-three reverse stock split with respect to its Common Stock and Class A Common Stock. Except as otherwise noted, all information contained in this Part II has been adjusted to reflect such reverse stock split. On September 29, 1997, (i) all of the shares of the Company's non-voting Class A Common Stock were converted into Common Stock and (ii) the Company's Convertible Participating Preferred Stock was converted into Redeemable Preferred Stock and Common Stock, in each case in accordance with the terms of these securities and in conjunction with the closing of the Company's initial public offering. See Item 4(c) below.

              Further, an amendment to the Company's certificate of incorporation was approved by the Company's Board of Directors on August 18, 1997 and by its stockholders on August 25, 1997 establishing a classified Board of Directors and effecting certain other changes as described in Item 4(c), below, affecting the rights of the holders of the Company's Common Stock.

          (b) Not applicable.

          (c) In June 1997, pursuant to the Company's 1996 Stock Option and Grant Plan (the "1996 Stock Plan"), the Company granted options to purchase 262,327 shares of the Company's restricted Class A Common Stock at a price of approximately $9.45 per share for an aggregate purchase price of $2,479,050 to employees of the Company and granted 9,332 shares of the Company's Class A Common Stock at a price of approximately $.01 per share to employees of the Company for an aggregate cash purchase price of $93 in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act and the exemption from registration under Section 4(2) of the Securities Act.

              In August 1997, pursuant to the Company's 1996 Stock Plan, the Company granted options to purchase 246,666 shares of the Company's restricted Class A Common Stock at a price of $12.00 per share to two employees of the Company for an aggregate cash purchase price of $1,973,328 in reliance upon the exemption from registration under Rule

              701 promulgated under the Securities Act and the exemption from registration under Section 4(2) of the Securities Act.

              In September 1997, pursuant to the Company's 1996 Stock Plan, the Company granted an option to purchase 40,000 shares of the Company's restricted Class A Common Stock at a price of $17.00 per share to an employee of the Company for an aggregate cash purchase price of $680,000 in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

          (d) Use of Proceeds from initial public offering (the "Offering")

              (1) Effective date of Registration Statement on Form S-1:
                  September 23, 1997; Commission file number: 333-30573

              (2) The Offering commenced on September 24, 1997 and was
                  consummated on September 29, 1997.

              (3) Not applicable

              (4)(i)   All securities registered in the Offering were sold.
                 (ii)  The managing underwriters of the Offering were:
                       Bear, Stearns & Co. Inc.
                       Smith Barney Inc.
                       Wessels, Arnold & Henderson
                 (iii) Common Stock, par value $.01 per share
                 (iv)  Issuer:
                       amount registered - 3,735,000 shares
                       aggregate purchase price of the Offering amount registered - $65,362,500 amount sold - 3,735,000 shares
                       aggregate Offering price of the amount sold - $65,362,500

                       Selling Securityholder:
                       amount registered - 405,000 shares
                       aggregate purchase price of the Offering amount registered - $7,087,500 amount sold - 405,000 shares
                       aggregate Offering price of the amount sold - $7,087,500
                   (v) $5,071,500 in underwriting discounts and expenses paid to underwriters $1,000,000 other expenses incurred, including estimated expenses

                       $6,071,500 in total underwriting discounts and expenses $496,125 of underwriter discounts were paid by the selling security holder and all other underwriting discounts and expenses were borne by the issuer
                 (vi)  $59,787,125 net Offering proceeds to the issuer
                 (vii) Use of proceeds:
                       repayment of indebtedness - $19,600,000
                       redemption of Redeemable Preferred Stock - $10,800,000 repurchase of 466,666 shares of Common Stock from a former officer of the Company - $5,600,000 temporary investments with original maturities of 90 days or less- $23,787,125 Total proceeds - $59,787,125

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to Vote of Security-Holders

          (a) The stockholders of the Company acted by a written consent in lieu of a special meeting of stockholders dated August 25, 1997.

          (b) As described in paragraph (c) below, as of August 25, 1997, the Company's stockholders approved a Second Amended and Restated Certificate of Incorporation including designation of the Company's current directors under a classified board arrangement.

          (c) In the written consent in lieu of special meeting of stockholders dated August 25, 1997, the Company's stockholders approved a two-for-three reverse stock split with respect to the Company's Common Stock and Class A Common Stock, approved a Second Amended and Restated Certificate of Incorporation, approved a Third Amendment and Restated Certificate of Incorporation, approved amendments to the Company's By-Laws, approved amendments to the Company's 1996 Stock Plan and approved the Company's 1997 Employee Stock Purchase Plan (the "ESPP"). The votes for these proposals (which have not been adjusted to reflect the reverse stock split) were as follows:

                                                                                                Abstentions/
                                         Class     Outstanding     For     Against  Withheld  Broker Non Votes
1.  Approval of two-for-              Common:        3,000,000  2,272,000        0         0          0
    three reverse stock split
    with respect to                   Convertible
    Company's Common                  Preferred:     7,000,000  7,000,000        0         0          0
    Stock and Class A
    Common Stock

2.  Approval of Second                Common:        3,000,000  2,272,000        0         0          0
    Amended and Restated
    Certificate of                    Convertible
    Incorporation                     Preferred:     7,000,000  7,000,000        0         0          0

3.  Approval of Third                 Common:        3,000,000  2,272,000        0         0          0
    Amended and Restated
    Certificate of                    Convertible
    Incorporation                     Preferred:     7,000,000  7,000,000        0         0          0

4.  Approval of Amended               Common:        3,000,000  2,272,000        0         0          0
    and Restated By-Laws
                                      Convertible
                                      Preferred:     7,000,000  7,000,000        0         0          0

5.  Amendment to 1996                 Common:        3,000,000  2,272,000        0         0          0
    Stock Option and Grant
    Plan                              Convertible
                                      Preferred:     7,000,000  7,000,000        0         0          0


6.  Approval of 1997                  Common:        3,000,000  2,272,000        0         0          0
    Employee Stock
    Purchase Plan                     Convertible
                                      Preferred:     7,000,000  7,000,000        0         0          0




     By adopting the Second Amended and Restated Certificate of Incorporation, the stockholders approved the classification of the current Board of Directors as follows:

     Class I - Term Expires at Annual Meeting of Stockholders held in 1998:

     Jacqueline C. Morby
     John A. Staley, IV

     Class II - Term Expires at Annual Meeting of Stockholders held in 1999:

     Gregory F. Boron
     Roger B. Kafker
     Joseph E. Smith

     Class III - Term Expires at Annual Meeting of Stockholders held in 2000:

     Roger Boissenault
     Patrick G. LePore

     The above described Second Amended and Restated Certificate of Incorporation became effective immediately prior to the Company's initial public offering and, among other things; (a) increased the total number of shares of capital stock which the Company had authority to issue 73,600,000 shares, of which such total number of shares (i) 50,000,000 shares shall be Common Stock, (ii) 2,000,000 shares shall be Class A Common Stock, (iii) 7,000,000 shares shall be Class B Common Stock, (iv) 2,000,000 shares shall be undesignated preferred stock, (v) 7,000,000 shares shall be Convertible Participating Preferred Stock, and (vi) 5,600,000 shares shall be Redeemable Preferred Stock; (b) requires advance notice for stockholder proposals and director nominations; (c) requires that stockholder actions must be effected at duly called meetings of stockholders and not by written consent; (d) requires a two-thirds super-majority voting requirement for the removal of directors and certain amendments to the Certificate of Incorporation and By-Laws of the Company and (e) effects certain other matters relating to the foregoing.

     The above described Third Amended and Restated Certificate of Incorporation became effective following the Company's initial public offering and decreased the total number of shares of capital stock which the Company has authority to issue to 52,000,000 shares, of which such total number of shares (i) 50,000,000 shares shall be Common Stock and (ii) 2,000,000 shares shall be undesignated preferred stock.

Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               11 Computation of net income per share
               27 Financial Data Schedule

          (b)  Reports on Form 8-K.  None.