Form 10-K405
period 1997-12-31
BORON LEPORE & ASSOCIATES INC
filed 1998-03-31
CIK 1029281

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
      ______________

Commission File Number:

                        BORON, LEPORE & ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   22-2365997
                                                  -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

17-17 Route 208 North, Fair Lawn, New Jersey               07410
--------------------------------------------            -----------
(Address of principal executive offices)                 (Zip Code)

                                    (201) 791-7272
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THIS ACT:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THIS ACT:
                    Common Stock (par value $0.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X      Yes             ____ No
                     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1998, there were 10,885,030 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $31.9375 per share as of March 20, 1998 on the NASDAQ National Market System) held by non-affiliates was approximately $347,640,646.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held May 28, 1998 are incorporated by reference in Part III hereof.

STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENTS'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MIGHT AFFECT RESULTS" ON PAGE 19 OF THIS FORM 10-K.

ITEM 1. BUSINESS

GENERAL

    Boron, LePore & Associates, Inc. (the "Company " or "BLP") provides outsourced promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry. The Company has become a leading provider of peer-to-peer meetings. BLP recently expanded the range of its services. Newer service offerings include coordination of other types of meetings such as symposia, continuing education conferences and video satellite conferences; product marketing services; teleservices such as teledetailing, telemarketing, sales support and fulfillment; contract sales services; and field sales force logistics services. During 1997, in connection with this expansion of services, the Company opened a teleservice center in Norfolk, Virginia in July and established a contract sales organization in August. In addition, in late 1997, the Company began forming a field force logistics organization. In March 1998, the Company acquired a continuing medical education company.

    The Company's predecessor, Boron, LePore & Associates, Inc., a New Jersey corporation, was founded in 1981. In November 1996, the Company's predecessor reincorporated in Delaware to form the Company by merging with and into BLA Acquisition Corp., a newly-formed Delaware corporation. BLA Acquisition Corp., the surviving corporation, changed its name to Boron, LePore & Associates, Inc., upon consummation of the merger.

INDUSTRY AND COMPANY OVERVIEW

    Based on data from Scott-Levin, a healthcare marketing information company, pharmaceutical companies spent approximately $900 million in 1996 on promotional and marketing meetings and events, including peer-to-peer meetings and symposia, primarily conducted by third party suppliers. Pharmaceutical companies have relied for many years on third party providers of promotional, marketing and educational conferencing services. In recent years, changes in the pharmaceutical industry have led to greater outsourcing of promotional, marketing and educational functions. At the same time, pharmaceutical companies and providers of promotional, marketing and educational services to such companies have broadened their means of communicating with target audiences from traditional product detailing, peer-to-peer meetings and in-person conferences to also include teleconferences, satellite conferences and various other forms of teleservices.

    BLP's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and continue to expand its array of other outsourced promotional, marketing, educational and logistical services, focused mainly on the pharmaceutical industry. The principal elements of the Company's strategy are to: (i) offer a broad range of promotional, marketing, educational and field sales force logistics services; (ii) increase business with existing customers;
(iii) obtain new customers; (iv) target new audiences; and (v) pursue strategic acquisitions.

SERVICES

    BLP's principal lines of business presently include: (i) promotional and other conferencing services; (ii) educational conferencing services; (iii) product marketing services; (iv) teleservices; (v) contract sales services; and
(vi) field sales force logistics services.

  Promotional and Other Conferencing Services
  -------------------------------------------

    The Company conducts and produces conferences in a variety of formats and through different forms of media. All of BLP's conferences are sponsored by the Company's pharmaceutical company customers. The conferences are designed to communicate the sponsoring pharmaceutical company's message to the physicians and other healthcare professionals who attend. BLP's promotional conference service is providing peer-to-peer meetings, which involve a small gathering of physicians who are invited to meet in person or by teleconference to discuss a particular drug or indication under the chairmanship of a Company trained and employed moderator. Other conference services include providing symposia, which are attended by a larger number of attendees and involve a more in-depth presentation than peer-to-peer meetings, and video satellite conferencing. The Company's meetings are not limited to these formats, however, as the Company will coordinate meetings in any format that can effectively convey a customer's message.

    Peer-to-Peer.  Peer-to-peer meetings among physicians have been the historic
    -------------
foundation of BLP's revenues and growth. Through peer-to-peer meetings, pharmaceutical companies are able to convey information concerning their products to physicians. Physicians who attend the meetings in turn have an opportunity to exchange ideas, clinical experiences and opinions about current therapies. Peer-to-peer meetings are particularly useful in connection with new product launches and products that require an in-depth explanation of their associated therapeutic benefits.

    Peer-to-peer meetings typically involve 10 to 12 healthcare practitioners, primarily physicians, who are identified by a pharmaceutical company and generally invited using the Company's telerecruiting center. The attending physicians discuss therapeutic benefits of a new drug or new indication for a familiar drug under the chairmanship of a Company trained moderator. The meetings take place throughout the United States, either at a local hotel or restaurant over dinner (a clinical experience program or "CEP") or by teleconference (a clinical experience teleconference or "CET"). CET meetings are increasingly popular because physicians have a greater choice of meeting times and can interact with peers from around the country. The physicians who attend peer-to-peer meetings receive non-cash honoraria consistent with applicable American Medical Association (the "AMA") and pharmaceutical industry guidelines, which they may donate to charity or use for the purchase of items such as medical equipment or textbooks.

    BLP believes pharmaceutical companies select a peer-to-peer meeting provider based on the ability of the provider to attract the invited physicians to attend and the provider's performance record in communicating the customer's message effectively. The Company's customers purchase prescription drug tracking data from independent companies to measure the effectiveness of the peer-to-peer meetings. The prescription drug tracking data generally has demonstrated that physicians who attend the Company's meetings increase their prescriptions of drugs reviewed at the meetings. The Company believes that its reputation, which has been developed over 14 years of conducting peer-to-peer meetings, facilitates recruiting physicians to attend its peer-to-peer meetings.

    The Company believes that its moderators have been an important factor in the success of its peer-to-peer meetings. The Company historically has focused on hiring individuals with industry experience as moderators. BLP has developed training techniques to enable the moderators to lead effective peer-to-peer meetings and communicate the therapeutic benefits of a drug. Moderators are trained in such matters as how to best familiarize themselves with the product, how to prepare the proper setting for a meeting, how to deliver an effective presentation and how to coordinate the proper flow of information between the moderator and the physicians and among the physicians. In addition, BLP performs periodic quality reviews of its moderators and solicits feedback from customers and physicians about each moderator.

    Symposia.  The Company added symposia in the fourth quarter of 1996 to
    ---------
complement its peer-to-peer meeting business. A Company organized symposium generally involves attendance by approximately 50 to 300 physicians over a weekend. The physicians hear presentations regarding a drug or treatment protocol presented by a faculty of experts in the field for the purpose of being trained to serve as consultants and spokespeople for the sponsoring pharmaceutical company. The sponsoring company pays the faculty in the form of fees or medical grants and reimburses faculty and attending physicians for their travel expenses.

    Symposia are organized and conducted on an in-person basis by BLP throughout the United States. BLP actively works with its customers to identify speakers and select locations for each conference. The Company utilizes its in-house travel agent and its other relationships with vendors to assist in coordinating symposia. The Company believes that the key considerations for its customers in selecting a provider for symposia are cost and the ability to effectively organize a large medical conference.

    Pharmaceutical company sponsored symposia have been subject to past scrutiny which had an adverse effect on the market for symposia services. Physician attendance currently is subject to a number of industry and professional association guidelines designed to prevent conflicts of interest. In particular, these guidelines regulate the circumstances under which travel and lodging reimbursement and other payments to physicians are permissible. In light of these concerns, the Company adheres to its customers' instructions in conducting symposia. In the event of changes in law, regulatory policy or applicable industry or professional association guidelines or negative publicity concerning symposia sponsored by the pharmaceutical industry, customers may choose to alter their guidelines in ways that would make symposia and related consultancies less attractive to physicians and pharmaceutical companies. In addition, restrictions on such meetings could be imposed by governmental agencies, industry or professional associations or the pharmaceutical companies themselves. Finally, any of the Company's customers could be found to be in non-compliance with relevant law, policy or guidelines in their handling of symposia. Any of these events could have a material adverse effect on the demand for BLP's symposia services.

    Additional Conferencing Services.  The Company provides a range of
    ---------------------------------
additional conferencing services. The Company emphasizes flexibility and conducts meetings in any format that can effectively communicate its customer's message. Video satellite conferences are an example of one of the many possible formats for meetings. Video satellite conferences are lectures sponsored by pharmaceutical companies. The speakers typically are physicians or other medical experts who are retained by the pharmaceutical company for a fee to discuss a new drug or indication or other medical topic. The Company broadcasts the conferences via satellite on television to various locations throughout the United States. The video satellite conferences typically utilize interactive media involving one-way video, two-way audio, and special keypads for audience participation. By using new forms of technology and media in connection with such video satellite conferences, and CET programs for peer-to-peer meetings, the Company seeks to enable its clients to effectively and efficiently communicate medical information to physicians so that physicians can better understand and utilize pharmaceutical products.

  Educational Conferencing Services
  ---------------------------------

    Physicians and other healthcare professionals must dedicate a minimum number of hours to certified continuing education ("CE") to remain certified to practice their respective professions in certain jurisdictions. BLP coordinates CE conferences that are funded by pharmaceutical companies and held for approximately 50 to 350 healthcare professionals, primarily physicians, at various locations throughout the United States. Each CE conference is designed, if applicable, to satisfy CE requirements in accordance with relevant regulations or accreditation procedures. Not all of the educational conferences conducted by the Company are intended to satisfy certified CE requirements. As with the Company's promotional conferencing services, some of the CE programs are conducted by teleconference.

    The CE programs, which have been conducted by a separate division of the Company, utilize certain of the Company's core competencies in handling conferencing logistics. Because BLP has not historically been an accredited CE service provider, it typically provided these programs in conjunction with an accredited CE entity, such as a university, which is responsible for producing the program curriculum and related educational materials. The CE programs are frequently taped or otherwise recorded for further distribution to those individuals who are unable to attend.

    In March 1998, BLP acquired substantially all of the assets of Strategic Implications International, Inc., a privately-held company located in Vienna, Virginia ("Strategic Implications"). Strategic Implications is a provider of continuing medical education and other related services, and has received accreditation by the American Council for Continuing Medical Education and the American Council on Pharmaceutical Education to provide such services. Such accreditations are subject to review by the applicable authorities following the transaction. Strategic Implications will be operated as a separate subsidiary of of BLP.

  Product Marketing Services
  --------------------------

    BLP introduced its product marketing service in 1996. The Company's customers tend to focus their marketing efforts on their key products because of budgetary and other constraints, and thus typically have a significant number of products with relatively limited sales that are not heavily marketed, if at all. The Company believes that the sales of certain of these products could be increased if their therapeutic benefits were actively communicated to physicians or other healthcare professionals. BLP believes it can leverage its customer relationships and existing services to market some of these products successfully by devising and implementing a variety of promotional and marketing strategies.

    The Company anticipates that product marketing engagements typically will involve the grant by a pharmaceutical company of rights to market a particular product for a specified period. The Company will generally bear most marketing costs during this period and in return share incremental revenue if the product achieves specified sales objectives. The Company contemplates that some of these engagements, however, may be fee based to some extent.

    Product marketing is subject to a number of the same risks as the Company's conferencing services, as well as additional risks that are not present in the Company's conferencing services, including the risk that the Company will expend resources to sell a product and not achieve the level of sales required to realize any revenue from its efforts. BLP will seek to manage this risk by carefully selecting the products it agrees to promote based on its assessment of multiple criteria, including, but not limited to, the potential responsiveness of the product to promotional activities, the capabilities of the pharmaceutical company's sales force and information obtained from physicians. Product marketing is a new business area for the Company, and there can be no assurance that the Company will establish a significant or lasting presence in this market.

  Teleservices
  ------------

    With the proliferation of multiple forms of interactive media in the 1990s, companies in a variety of industries are increasingly using teleservices as a means of communicating information directly to current and prospective customers and widening the scope of their sales efforts. The Company has expanded its teleservice capabilities, in part, because it is a cost-efficient means, compared to in-person sales calls, to promote, market and sell pharmaceutical or other healthcare products to the highly fragmented universe of physicians, pharmacists and other healthcare professionals. For instance, the Company believes that small to mid-sized pharmaceutical companies, whose detailing forces are limited in size, may seek to expand their sales and marketing efforts for certain products through telemarketing.

    BLP believes that the use of teletechnology as a means of marketing pharmaceutical products is in an early stage of development and that there exists a wide range of potential future uses, particularly in relation to consumer healthcare. The Company's strategy involves leveraging its competitive strengths, including its established customer relationships, existing market position, broad range of available services and experience in communicating with physicians and other healthcare personnel, to provide an integrated communications strategy for its customers.

    With the opening of its teleservice center in Norfolk, Virginia in July 1997, the Company's teleservices capability increased substantially. The Norfolk teleservice center is capable of traditional modes of teleservice plus more advanced forms of communication, such as internet and interactive computer capabilities, which the Company may use for CE and other purposes. The Company chose the Norfolk location as the site for its teleservice center based on the results of an extensive east coast site selection study which noted, among other factors, the existence of a large pool of available healthcare industry personnel such as nurses, and a redundantly-wired, fiber optic cable infrastructure resulting from the significant military presence in the area.

    As of December 1997, the Company had approximately 190 operational terminals at the Norfolk facility and anticipates expanding to approximately 310 terminals by May 1, 1998. As a result of the new capacity at the Norfolk facility, since September 1997 the Company has reduced the number of teleservice terminals operational in New Jersey from 125 to approximately 25. With respect to both its New Jersey and Norfolk teleservice facilities, the Company believes it has adequate disaster recovery plans, including, among other protections, the ability to regularly back-up data and to access auxiliary power when needed, although there can be no assurance that such plans will be effective in the case of an actual emergency.

    The Norfolk facility is being used for telemarketing, teledetailing (i.e., using the telephone to speak to physicians about pharmaceutical products), telerecruiting for its conferencing services, in connection with its field force logistics services and for an inbound consumer help line. BLP contemplates broadening the activities of the center to include other traditional marketing services targeted to the healthcare industry, including marketing and sales support, physician recruitment and fulfillment (i.e., the fulfillment of requests for items such as drug samples, product information packets, product studies and other marketing and promotional materials) from the center's adjacent warehouse of supplies. The Company's potential teleservice businesses include: maintaining consumer health and drug and disease information lines; handling general health information, wellness and triage calls; and disease state education.

    BLP contemplates offering its teleservices to managed care companies as a means of promoting proper drug use by their members. For instance, the Company is exploring the possibility of providing information about drugs and holding meetings about drug treatment for managed care patients who are failing to take the medications prescribed by their physicians. The Company believes that such a service could help reduce the costs of the managed care provider by improving the health of its patients, while simultaneously providing information about a pharmaceutical company's product.

    Teleservices is a new business area for the Company involving a number of the same risks as the Company's conferencing services, as well as additional risks not present in its traditional business, such as the risk of competition from larger, established companies having greater resources and access to capital. There can be no assurance that the Company will establish a significant or lasting presence in this market.

  Contract Sales Services
  -----------------------

    BLP established a contract sales organization (the "CSO") in August 1997. The Company believes that contract sales is another attractive outsourced service to pharmaceutical companies because it allows a customer to shift fixed cost to variable cost by outsourcing portions of its sales function and to respond quickly to the need for alternative and additional sales support for its products. The Company expects that the CSO will engage in traditional product detailing efforts, which involve providing pharmaceutical product samples and related promotional and educational materials to physicians. In addition, the CSO will utilize advanced information technology and interface with the teleservices business to offer clients a fully integrated sales approach. This approach will include unique training, development and recruiting disciplines designed to enable the CSO to compete effectively to service the specialized needs of the pharmaceutical industry. BLP believes it can leverage its existing customer relationships and market reputation to obtain projects for the CSO.

    Contract sales is a new business area for BLP involving a number of the same risks as the Company's conferencing services, as well as additional risks not present in its traditional business, such as the risk of competition from larger, established companies having greater resources and access to capital. For instance, some of the Company's larger competitors have computerized resume tracking systems for recruiting contract sales representatives. There can be no assurances that the Company will establish a significant or lasting presence in this market.

  Field Sales Force Logistics Services
  ------------------------------------

    The Company's customers generally provide their sales forces in the field with budgets with which to engage in promotional and educational efforts. Because these field sales representatives typically have been responsible for planning, coordinating and implementing these efforts with in-house staff, outside vendors and meeting participants, the Company believes that the representatives have historically had to divert valuable time away from their primary sales and education activities. BLP's field sales force logistics organization was created to allow pharmaceutical companies to increase the efficiency and reach of their field sales forces by providing integrated outsource solutions for the sales forces' meeting planning, event coordination and other logistical functions. The Company believes that field sales force logistics represents a substantial, emerging business opportunity, and that its historical expertise and ability to invest in technology provide it with a strategic advantage in delivering such services to potential customers.

    The Company's field sales force logistics organization is designed to handle all logistical matters for the field sales force of a customer upon the direction of the sales force personnel. For example, a field sales representative could contact a dedicated resource at BLP and request the implementation of a meeting with doctors in an indicated field to be chaired by a specified speaker. The Company would secure the meeting site, target and generate the appropriate audience, identify and/or contact the speaker, arrange for attendee and speaker travel arrangements, send out invitations and post-meeting thank you notes, assist in obtaining any necessary approvals from the home office and handle all other logistical details. BLP would also process and make available to the sales representative all relevant programs and data on a virtual basis via the internet and other forms of remote access.

    BLP began forming a field sales force logistics organization in late 1997. In March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistical services for up to a two-year period. Pursuant to that contract, the Company has created an organization of approximately 80 employees dedicated to servicing the field sales force logistics requirements of that customer. BLP is currently in the preliminary stages of negotiations to provide field sales force logistics services to other customers.

    Field sales force logistics is a new area of business for BLP involving a number of the same risks as the Company's conferencing services, as well as risks not present in its traditional business, such as the risks that it will be unable to efficiently implement the significant planning and coordination efforts required by this business or that this new service will not be accepted generally by pharmaceutical companies. There can be no assurance that the Company will establish a significant or lasting presence in the market, or that this market will develop at all.

CUSTOMERS

    BLP believes that its relationships with its customers, which include many of the largest pharmaceutical companies, are among its most important strategic advantages. Prior to 1996, the Company's customers principally engaged the Company to hold peer-to-peer meetings. Commencing in 1996, several of the relationships expanded to include other services such as symposia, product marketing and teleservices.

    BLP's customer relations strategy focuses on maintaining strong relationships with product managers and senior management at each of its customers and providing creative, focused and result-oriented solutions to their marketing needs. The Company's account managers (currently 20 individuals) develop relationships principally with the product managers at the pharmaceutical companies and spend significant time on-site at customer facilities. The Company's account managers work with the product managers to implement, and in some cases assist in developing, the customer's marketing plan within a prescribed budget. Although the Company markets competing products from time to time, it does not market such products through the same type of promotional or marketing service without the consent of its customers.

    Revenue from two customers accounted for approximately $35,900,000 (49%) and $13,400,000 (18%) of total revenue for the year ending December 31, 1997.

COMPETITION

    The business of providing promotional, marketing and educational services to the pharmaceutical industry is competitive. The business of providing pharmaceutical conferencing services is highly fragmented and the Company's competitors in this area generally include smaller, regionally focused companies that provide a limited number of promotional, marketing and educational services, usually focused on the pharmaceutical industry. Several of the Company's competitors in this area, however, offer services that are somewhat wider in scope. Although BLP believes it is a leading provider of peer-to-peer meetings, there are many larger providers of symposia and educational conferences.

    As BLP seeks to expand its range of services, it is likely to face competition from companies which already have established a strong business presence providing similar services to other businesses. The outsourced product marketing business is currently in its formative stage and is expected to become increasingly competitive. In addition, the sale of a pharmaceutical product and its related assets to a third party is a competing strategy by which pharmaceutical companies may seek to maximize returns from products that might otherwise be candidates for the Company's product marketing services. A large number of companies currently provide teleservices such as telemarketing and teledetailing to companies in many industries including the pharmaceutical industry, and many of these companies have greater resources and access to capital than the Company. The provision of contract sales services is also a relatively new and undeveloped industry in the United States, and the Company faces significant competition in providing such services from larger, established companies having greater resources and access to capital. For instance, some of the Company's larger competitors have computerized resume tracking systems for recruiting contract sales representatives.

    Overall, BLP believes that its most significant competition is potentially from other companies that provide outsourced promotional, marketing, educational and field sales force logistics services and large advertising agencies which may seek to expand their service offerings. In addition, the pharmaceutical companies' in-house marketing departments may provide similar services to those provided by BLP and competition could increase as a result of the expansion of the in-house marketing capabilities by BLP's customers or in the pharmaceutical industry generally.

    BLP competes against other companies offering pharmaceutical conferencing and other outsourced promotional, marketing and educational services on the basis of such factors as reputation, quality, experience, performance record, effectiveness of service, ability to offer a range of integrated services, ability to provide services quickly and price. Some of the Company's distinguishing characteristics are the longevity of its relationships with its customers, its reputation for quality service and its ability to offer a relatively broad range of services.

GOVERNMENT AND INDUSTRY REGULATION

    The healthcare industry is subject to extensive regulation. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and reimbursement of healthcare services and products, including pharmaceutical products. Certain areas of the telemarketing and teleservices industry recently also have become subjected to increasing government regulation. It is possible that additional or amended laws, regulations or guidelines could be adopted in the future.

    BLP's service offerings are affected by various guidelines promulgated by industry and professional organizations. For example, certain ethical guidelines promulgated by the AMA govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern the honoraria and other items of pecuniary value which AMA-member physicians may receive in connection with peer-to-peer meetings and symposia sponsored by the pharmaceutical company customers of the Company. Similar regulations have been implemented by other professional and industry organizations, such as the Pharmaceutical Manufacturers Association, and some of the Company's customers also have their own policies regarding such matters. The provision of CE services is subject to compliance with guidelines promulgated by various accreditation bodies. For instance, providers of continuing medical education programs must comply with the rules of the Accreditation Council of Continuing Medical Education (the "ACCME") in order for the provider of the program to receive accreditation from the ACCME. Other professional associations and some of the Company's customers also have their own standards for continuing education programs.

    The pharmaceutical industry is subject to extensive federal regulation and oversight by the FDA. For instance, the Federal Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA asserts its authority to regulate all promotional activities involving prescription drugs. For example, in connection with focus groups conducted by one of the Company's competitors, the FDA recently issued warning letters indicating concern about the manner in which the focus groups were conducted, and the FDA also questioned the content of the information provided to the focus group participants and requested delivery of remedial information. Accordingly, the businesses of BLP and its customers, to the extent such business involves promotion and marketing of pharmaceutical products, are subject to the extensive regulation governing the pharmaceutical industry, and there can be no assurance that the Company will not be subject to increased regulatory scrutiny in the future.

    Certain portions of the telemarketing and teleservices industry have become subject to increased federal and state regulation in recent years. The rules of the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company believes its operating procedures comply with the telephone solicitation rules of the FCC and the FTC. However, there can be no assurance that additional federal or state legislation, or changes in the regulatory environment, would not limit the activities of the Company or its customers in the future or significantly increase the cost of regulatory compliance.

    The failure of BLP or its customers to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines could, among other things, limit or prohibit the Company or its customers from conducting certain business activities, subject the Company or its customers to adverse publicity, increase the costs of regulatory compliance or subject the Company or its customers to monetary fines or other penalties. Any such actions could have a material adverse effect on the Company.

LIABILITY AND INSURANCE

    Participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability and other legal theories, many of which involve large claims and significant legal costs. As a provider of promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry, BLP is subject to the risk of being named as a party in such lawsuits. As a result of its introduction of product marketing services, teleservices and contract sales services, the Company believes that the relative likelihood of becoming involved in litigation regarding the information given or products sold or distributed by its personnel has increased, with the attendant risks of significant legal costs, substantial damage awards and adverse publicity. Even if any such claims ultimately prove to be without merit, defending against them can result in adverse publicity, diversion of management's time and attention and substantial expenses, which could have a material adverse effect on the Company.

    BLP maintains insurance policies, including liability insurance, which it believes to be adequate in amount and coverage for the current size and scope of its operations. There can be no assurance, however, that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. Although the Company has not experienced difficulty in obtaining insurance coverage in the past, the Company expects to seek increased insurance coverage in connection with expanding its service offerings and there can be no assurance that it will be able to obtain continued or increased insurance coverage on acceptable terms or at all. In addition, although the Company's contracts with its customers sometimes require the customer to indemnify the Company for the customer's negligent conduct, the contracts do not provide for adequate indemnification against many of the potential litigation risks facing the Company and often require the Company to indemnify its customer for the Company's negligence.
BLP, therefore, could be held responsible for losses incurred in connection with the performance of its services under the terms of these contracts or otherwise and could incur substantial costs in connection with legal proceedings associated with its services or the pharmaceutical products with respect to which it provides services.

EMPLOYEES

    As of December 31, 1997, BLP had 708 employees, including 430 full-time employees and 278 part-time employees. Of the full-time employees, 63 were moderators, 23 were engaged in sales, 219 were engaged in sales support and production, 99 were contract sales representatives, one was engaged in business development and 25 were engaged in general and administration. The Company is not party to a collective bargaining agreement with a labor union and considers its relations with its employees to be good.


ITEM 2. PROPERTIES

    BLP's corporate headquarters are located in Fair Lawn, New Jersey, in approximately 14,520 square feet of space occupied under a lease which expires on July 31, 1999. The Company currently leases an additional 5,247 square feet of space for a call center in Fair Lawn, New Jersey.

    The Company commenced operations at its teleservice center in Norfolk, Virginia, in July 1997. The space for the teleservice center currently consists of approximately 28,700 square feet under a lease expiring in July 2007, with options to expand the lease space. BLP also has leased a 14,248 square foot warehouse adjacent to the teleservice center which is intended to be used for fulfillment functions.


ITEM 3. LEGAL PROCEEDINGS

    The Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company. Additionally, a former shareholder and officer of the Company has sent correspondence to the Company alleging securities and common law fraud and breach of contract by senior officers of the Company in connection with the settlement of contractual arrangements with the former shareholder/officer in December, 1996. The Company believes the allegations of the former shareholder/officer are without merit and intends to contest them vigorously should litigation be commenced against the Company, its officers or other personnel. The Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, although there can be no assurance that this will be the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market Information
    ------------------

    The Company's Common Stock, $.01 par value ("Common Stock") has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on September 23, 1997 and currently trades under the symbol "BLPG". The following table sets forth the high and low of the closing sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                         MARKET PRICES (1)
                                         ----------------
        1997 FISCAL QUARTERS              HIGH      LOW
        ---------------------            -------  -------

        Third (from September 23)        $24.125   $22.750
        Fourth                           $28.000   $19.625

(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


  Holders
  -------

    The number of record holders of the Company's Common Stock as of March 20, 1997 was approximately 53, although the Company believes that the number of beneficial owners of Common Stock as of that date was substantially higher.

  Dividends
  ---------

    The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1997 and December 31, 1996. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

(b) Use of Proceeds
    ---------------

    The Company's Use of Proceeds from its initial public offering, as reported in its Form 10-Q for the third quarter of 1997 filed with the SEC on November 13, 1997, is updated as follows:

    Implementation of management information system and enhancement of overall technological capabilities - $823,000; capital expenditures for teleservice center in Norfolk, Virginia - $831,000.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected statement of operations data for the years ended December 31, 1995, 1996 and 1997 and the selected balance sheet data at December 31, 1996 and 1997 have been derived from the audited Financial Statements of the Company included elsewhere in this Report on Form 10-K. The selected statement of income data for the years ended December 31, 1993 and 1994 and the selected balance sheet data at December 31, 1993, 1994 and 1995 have been derived from the unaudited financial statements of the Company not included in this Report on Form 10-K. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                                         YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                            1993     1994     1995       1996          1997
                                                          --------  -------  -------  ----------  --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................................  $19,339   $20,580  $21,775  $  40,219         $72,907
Cost of sales...........................................   13,820    12,378   12,788     26,004          51,580
                                                          -------   -------  -------  ---------         -------
  Gross profit..........................................    5,519     8,202    8,987     14,215          21,327
                                                          -------   -------  -------  ---------         -------
Selling, general and administrative expenses............    5,319     6,536    6,341     19,995[1]       12,444
                                                          -------   -------  -------  ---------         -------
  Operating income (loss)...............................      200     1,666    2,646     (5,780)          8,883
Interest expense, net...................................       49        43       86        255           1,071
Nonrecurring loss on forgiveness of related party loan..       --        --       --      1,076              --
                                                          -------   -------  -------  ---------         -------
  Income (loss) before provision for income taxes.......      151     1,623    2,560     (7,111)          7,812
Provision for income taxes(2)...........................       --        25       51         --           1,700
                                                          -------   -------  -------  ---------         -------
  Net income (loss).....................................  $   151   $ 1,598  $ 2,509   $ (7,111)        $ 6,112
                                                          =======   =======  =======  =========         =======
Net income (loss) per common share - basic..............                               $  (1.18)        $  1.07
                                                                                       ========         =======
Weighted average common shares outstanding - basic......                                  6,028           4,947
                                                                                       ========         =======
Net income (loss) per common share - diluted............                               $  (1.18)        $  0.72
                                                                                       ========         =======
Weighted average common shares
 outstanding - diluted (3)...............................                                 6,028           8,507
                                                                                       ========         =======

                                                                               DECEMBER 31,
                                                            ----------------------------------------------------
                                                             1993       1994       1995       1996        1997
                                                            -------    -------    -------    -------     -------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:

Cash and cash equivalents...............................    $     2    $    30    $   963    $  7,176    $24,016
Working capital (deficit)...............................     (1,707)        78      3,046       2,416     29,805
Total assets............................................      1,792      5,128     10,499      23,097     51,056
Long-term debt, less current maturities.................         11        308      2,061      20,000         --
Redeemable equity securities............................         --         --         --      12,500         --
Total stockholders' equity (deficit)....................     (1,453)       145      2,505     (29,387)    32,843

_______________

(1) Includes $10.0 million for special officer bonuses, including $7.5 million as part of the TA Transaction and $0.6 million for fees related to the TA Transaction (as defined in Item 7).
(2) The Company elected to be taxed under Subchapter S of the Code until December 4, 1996, and accordingly the provision for income taxes for all periods ending on or prior to such date reflects only state business tax expense, if any.
(3) Due to the effect of the TA Transaction on the Company's capital structure, per share data for the years ended prior to December 31, 1996 are not comparable to subsequent periods and, therefore, have not been presented. Weighted average common shares outstanding has been computed as provided in
    Note 3 to the Financial Statements of the Company included elsewhere in this Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this Report on Form 10-K. This Report on Form 10-K contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below, as well as in this Form 10-K generally. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements.

OVERVIEW

    Boron, LePore & Associates, Inc. ("BLP" or the "Company") provides outsourced promotional, marketing, educational and field force logistics services to the pharmaceutical industry. Substantially all of the Company's customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. The Company's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and to continue to expand its array of other promotional, marketing, educational services and field force logistics.

    Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1996 and then again from 1996 to 1997. This growth resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of promotional, marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy are further enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last two years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field force logistics services. During 1997, in connection with this expansion of services, the Company opened a new teleservice center in Norfolk, Virginia in July and established a contract sales organization in August. In addition, in late 1997, the Company began forming a field force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field force logistics services for up to a two-year period. Such services will include meeting planning, event coordination and other services. The contract provides for a management fee component and a fee-for-service component. The management fee for the first year is fixed and will represent substantial revenues in 1998. The management fee for the second year is subject to future negotiation. The fee-for-service component is dependent upon the level of services provided. The Company believes field force logistics is a substantial, emerging business opportunity and that the Company's historical expertise and ability to invest in technology provide it with a strategic advantage. However, there can be no assurance that the Company will be able to obtain additional field force logistics contracts, that the existing contract will be extended beyond the second year or that the management fee for such second year will be negotiated on terms acceptable to the Company (which failure to so negotiate the management fee would result in the termination of the contract at the end of the first year). Also in 1998, the Company acquired a continuing medical education company which will be operated as a separate subsidiary.

    Although revenues from the Company's peer-to-peer meeting business grew from $20.6 million in 1995 to $33.4 million in 1996 to $45.1 million in 1997, the Company does not anticipate that future growth of revenues, if any, from this line of business will continue at such an accelerated rate. In addition, certain of BLP's newer services, particularly symposia and field force logistics, have lower gross margin percentages than the Company's historical peer-to-peer business. Furthermore, the on-going start-up costs related to the Company's new teleservice center and new contract sales organization, as well as the continued development and implementation costs of the Company's technology enhancement efforts and the establishment and build-out of its field force logistics organization, will continue to negatively impact the Company's near-term financial performance. The Company anticipates that, due to these costs and an anticipated increase in the proportion of field force logistics revenue, its operating profit as a percentage of revenues in 1998 will be less than that achieved in 1997. The Company's objective is to maintain and enhance its operating profit through efficiency efforts and leveraging its operating expenses by increasing revenues. However, if the Company's efforts to enhance the profitability of its services are not successful, the proportion of symposia or field force logistics revenue to total revenues increases more than anticipated, total revenues do not grow sufficiently to fully leverage operating expenses or the costs associated with the teleservice center, contract sales organization, field force logistics organization or technology enhancement efforts are greater than anticipated, the Company's operating margins could be adversely affected.

RESULTS OF OPERATIONS

    The following table sets forth as a percentage of revenues certain items reflected in the Company's Statement of Operations for the periods indicated.

                                                 Years Ended December 31,
                                                ---------------------------
                                                  1997      1996     1995
                                                --------  --------  -------

Revenues......................................    100.0%    100.0%   100.0%
Cost of sales.................................     70.7      64.7     58.7
                                                  -----    ------    -----
Gross profit..................................     29.3      35.3     41.3
Selling, general and administrative expenses..     17.1      49.7     29.1
                                                  -----    ------    -----
  Operating income (loss).....................     12.2     (14.4)    12.2
Interest expense, net.........................      1.5       0.6      0.4
                                                  -----    ------    -----
Nonrecurring loss on forgiveness of
  related party loan..........................        -       2.7        -
                                                  -----    ------    -----
Income (loss) before provision for income
  taxes.......................................     10.7     (17.7)    11.8
Provision for income taxes....................      2.3         -      0.3
                                                  -----    ------    -----
  Net income (loss)...........................      8.4%    (17.7)%   11.5%
                                                  =====    ======    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues increased $32.7 million, or 81%, from $40.2 million in 1996 to $72.9 million in 1997. This increase was primarily due to growth of the Company's promotional and other conferencing services, which increased $30.9 million, or 88%. This growth resulted from the addition of $19.1 million of revenue from symposia services, which were introduced by the Company in late 1996, and $11.8 million of incremental revenue from peer-to-peer meetings and other conferencing services. Contract sales services, which were introduced by the Company in August 1997, accounted for $2.2 million in revenue in 1997 and field force logistics services, which were introduced by the Company in late 1997, accounted for $1.0 million in revenue in 1997. These revenue increases were partially offset by a $1.3 million decrease in revenues from educational services, teleservices and product marketing services, on a combined basis.

    Cost of sales increased $25.6 million, or 98%, from $26.0 million in 1996 to $51.6 million in 1997. Cost of sales as a percentage of revenues increased from 64.7% in 1996 to 70.7% in 1997. The increase in cost of sales as a percentage of revenues was primarily due to the introduction of symposia services, which have a lower average gross profit than the Company's historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup, and a $0.9 million increase in moderator training costs.

    Selling, general and administrative expenses decreased $7.6 million, or 38%, from $20.0 million in 1996 to $12.4 million in 1997. This decrease was due to 1996 financial results containing $10.0 million for special officer bonuses, including $7.5 million related to the TA Transaction in December 1996, and fees of $0.6 million related to the TA Transaction, whereas 1997 financial results contained no such special bonuses or fees. This decrease was partially offset by an increase in outside services, rent, depreciation, and other operating expenses of approximately $2.1 million incurred to support the Company's growth, and the cost of personnel additions of approximately $0.9 million. Selling, general and administrative expenses decreased as a percentage of revenues from 49.7% in 1996 to 17.1% in 1997 primarily due to the special officer bonuses and fees incurred in 1996, which amounted to 26.4% of 1996 revenues, and the aforementioned increase in revenues from 1996 to 1997.

    Operating income increased $14.7 million from an operating loss of $5.8 million in 1996 to an operating income of $8.9 million in 1997. Operating income (loss) as a percentage of revenues improved from 14.4% operating loss in 1996 to 12.2% operating income in 1997. The improvement in operating income
(loss) was primarily due to the aforementioned decrease in selling, general and administrative expenses as a percentage of revenues, partially offset by the aforementioned increase in cost of sales as a percentage of revenues. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to 1996 financial results containing expenses due to the Company's 1996 recapitalization transaction, primarily with TA Associates, Inc. (the "TA Transaction"), which comprised 26.4% of 1996 revenues.

    In December 1996, the Company incurred a nonrecurring loss of approximately $1.1 million resulting from the write-down of a promissory note from a former affiliate. This note was purchased by certain of the Company's officers in connection with the TA Transaction.

    Interest expense net of interest income increased from $0.3 million in 1996 to $1.1 million in 1997. This increase was primarily attributable to increased borrowings in 1997, partially offset by increased interest income. The increased borrowings were related to the Company's $20 million term loan which was entered into in December 1996. The increase in interest income was related to increased cash balances, primarily resulting from the Company's 1997 initial public offering. The increase in interest expense net of interest income was also due to the 1997 amount including a $0.3 million write-off of unamortized financing fees and a $31,000 charge to terminate an interest rate swap agreement. Both of these transactions were related to the Company's early settlement of its term loan.

    The provision for income taxes for 1997 was $1.7 million, reflecting estimated Federal and state income tax expense partially offset by the utilization of benefits from net deferred tax assets recognized on the Company's December 31, 1996 balance sheet which are related to net operating loss carryforwards previously not recognized. Prior to December 4, 1996, the Company had elected to be subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code") and, therefore, no income tax expense was recorded prior to such change in tax status. During the remaining portion of 1996, subsequent to the change in tax status, the Company incurred a net operating loss. As such, the Company did not record a tax provision in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED YEAR ENDED DECEMBER 31, 1995

    Revenues increased $18.4 million, or 85%, from $21.8 million in 1995 to $40.2 million in 1996. This increase was primarily due to growth of the Company's promotional and other conferencing services, as well as the expansion of its educational conferencing services and the introduction of its teleservices and product marketing services. Revenues from promotional and other conferencing services increased $14.2 million, or 69%, from 1995 to 1996. Of this increase, $12.7 million resulted from an increase in peer-to-peer meetings and $1.5 million resulted from symposia services which the Company introduced in late 1996. On a combined basis, revenues from educational conferences, teleservices and product marketing services increased $4.1 million, or 354%, from $1.2 million in 1995 to $5.3 million in 1996.

    Cost of sales increased $13.2 million, or 103%, from $12.8 million in 1995 to $26.0 million in 1996. Cost of sales as a percentage of revenues increased from 58.7% in 1995 to 64.7% in 1996. The increase in cost of sales as a percentage of revenues was primarily due to: (i) higher cost related to recruiting for and production of peer-to-peer meetings; (ii) the expansion of the Company's educational conferencing services, which have a lower average gross profit than the Company's historical core business due to the Company's use of selected third party providers for certain production efforts; (iii) the introduction of symposia services, which have a lower average gross profit than the Company's historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup; and, (iv) the introduction of teleservices, which have a lower average gross profit than the Company's historical core business due to the use of selected third party providers and the pricing structure related to this line of business.

    Selling, general and administrative expenses increased $13.7 million, or 215%, from $6.3 million in 1995 to $20.0 million in 1996. This increase was primarily due to special officer bonuses of $10.0 million paid in 1996, including $7.5 million paid as part of the TA Transaction in December 1996, and fees of $0.6 million related to the TA Transaction. The remaining expense increase was due to increased officer compensation of $2.0 million and $1.1 million for additional personnel, outside services and other operating expenses incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 29.1% in 1995 to 49.7% in 1996 primarily as a result of the special officer bonuses and fees, which amounted to 26.4% of revenues in 1996, partially offset by increased revenues.

    Operating income (loss) decreased $8.4 million from operating income of $2.6 million in 1995 to an operating loss of $5.8 million in 1996. Operating income
(loss) as a percentage of revenues decreased from 12.2% operating income in 1995 to 14.4% operating loss in 1996. The decrease in operating income (loss) as a percentage of revenues was due to the aforementioned increase in cost of sales as a percentage of revenues and the aforementioned increase in selling, general and administrative expenses as a percentage of revenues. The increase in selling, general and administrative expenses primarily reflected expenses related to the TA Transaction, which comprised 26.4% of 1996 revenues.

    In December 1996, the Company incurred a nonrecurring loss of approximately $1.1 million resulting from the write-down of a promissory note from a former affiliate. This note was purchased by certain of the Company's officers in connection with the TA Transaction.

    Interest expense net of interest income increased from $0.1 million in 1995 to $0.3 million in 1996. This increase was attributable to the Company's borrowings under the $20.0 million term loan portion of its credit facility and, to a lesser extent, to borrowings under the revolver portion of the Company's credit facility, partially offset by the repayment of borrowings made under a previous loan agreement.

    There was no provision for income taxes recorded in 1996 because the Company incurred a net operating loss during the period subsequent to becoming subject to taxation under Subchapter C of the Code on December 4, 1996. Prior to December 4, 1996, the Company had elected to be subject to taxation under Subchapter S of the Code, therefore, only state business taxes were incurred in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had $29.8 million in net working capital, an increase of $27.4 million from December 31, 1996. As described below, substantially all of the Company's net working capital resulted from its initial public offering of Common Stock which was completed in September 1997. The Company's primary sources of liquidity as of December 31, 1997 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility.

    The Company's accounts receivable turnover averaged 84 days for the period ended December 31, 1997 and 93 days for the period ended December 31, 1996. The allowance for doubtful accounts was $0.4 million at December 31, 1997 and $0.3 million at December 31, 1996.

    During 1997, the Company used approximately $1.3 million in operating activities. This included $7.5 million in payments of officer bonuses which were accrued in 1996, partially offset by $6.2 million of cash provided by other operating activities. Also during 1997, the Company used $4.4 million in investing activities to purchase additional equipment, primarily related to the Company's new teleservice center in Norfolk, Virginia and new management information systems.

    Financing activities in 1997 generated $22.6 million of net cash inflows. Included in these activities was the Company's September 1997 initial public offering of 3,735,000 shares of Common Stock at $17.50 per share resulting in net proceeds to the Company, after underwriter commissions and offering costs, of approximately $59.8 million (the "Offering"). Of these net proceeds, $19.5 million was used to retire outstanding debt (with an additional $0.1 million used to pay related interest expense), $10.8 million was used to redeem all shares of Redeemable Preferred Stock and $5.5 million was used to purchase 466,666 shares of Common Stock from a former officer of the Company (with an additional $0.1 million used to pay related compensation expense). The impact of the financing activities related to the Offering was a net cash inflow of $24.0 million. Financing activities during 1997 also included the use of $1.0 million to pay-down the Company's revolving line of credit, the use of $0.5 million to meet scheduled term loan payments and the sale of stock to employees and directors, which generated $0.1 million in cash inflows.

    Primarily in connection with the Company's implementation of a new management information system, the establishment of a field force logistics organization and the continued development of its teleservice center in Norfolk, Virginia, the Company anticipates capital expenditures in 1998 to be consistent with the amount incurred in 1997.

    The Company's credit facility (the "Credit Facility") provides for a $5.0 million revolving credit facility, which is secured by the Company's assets. As of December 31, 1996 and December 31, 1997, $1.0 million and $0, respectively, was outstanding under the revolving credit facility. Borrowings under the revolver are due on December 31, 2001. The Credit Facility contains various financial and reporting covenants. In July and November 1997, certain covenants in the Credit Facility were amended to allow for the anticipated increases in capital expenditures related to its teleservice center in Norfolk, Virginia.

    In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois corporation. The purchase price was $800,000 in cash, subject to adjustment upward or downward based on certain revenue and pre-tax earnings goals in the calendar year subsequent to the date of the acquisition. The acquisition will be accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired, estimated to be $800,000, will be amortized over twenty years. The Company does not anticipate a material change in cash flows from operations related to this acquired business.

    In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,330,000 million in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company may be required to pay certain contingent payments based on certain revenue goals related to the calendar year subsequent to the date of the acquisition. The acquisition will be accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired is estimated to be approximately $8,500,000 and will be amortized over twenty years. The Company does not anticipate a material change in cash flows from operations related to this acquired business.

    In March 1998, the Company signed a contract with a large pharmaceutical company to provide field force logistics services for up to a two-year period. Such services will include meeting planning, event coordination and other services. Due to the timing of cash receipts and disbursements related to this contract, the Company anticipates that cash flows from operations will be negatively impacted during the first half of 1998 and positively impacted during the second half of the year.

YEAR 2000

    In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. The Company plans to modify certain portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of compliance and its effect on the Company's future results is currently being determined as part of the conversion planning, however, the Company does not believe such cost will be material. The Company anticipates completion of the conversion process by December 31, 1998. There can be no assurance that the timing and cost estimates related to the year 2000 conversion
will be achieved.   Actual results could differ materially from those
anticipated.


NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which becomes effective for the period ending December 31, 1997, establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective. The impact of adopting SFAS 128 for the years ending December 31, 1995 and 1996 would not have been material.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The statements contained in this report which are not historical facts are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the Company's dependence on the pharmaceutical industry, customer concentration, reliance on new services for continued growth, management of growth, risks inherent in pursuing, implementing and integrating acquisitions, variations in quarterly operating results, government regulation, potential litigation exposure and reliance of certain personnel, and those risks and uncertainties contained elsewhere in this report and under the heading "Risk Factors" on page 6 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 1, 1997, as subsequently amended.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                        BORON, LEPORE & ASSOCIATES, INC.

                                                                                                     Page
                                                                                                     ----
Report of Arthur Andersen LLP, Independent Public Accountants......................................    21

Report of M.R. Weiser & Co. LLP, Independent Public Accountants....................................    22

Balance Sheets as of December 31, 1997 and 1996....................................................    23

Statements of Operations of the Years Ended December 31, 1997, 1996 and 1995.......................    24

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995..    25

Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995......................    26

Notes to Financial Statements......................................................................    28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Boron, LePore & Associates, Inc.:

    We have audited the accompanying balance sheets of Boron, LePore & Associates, Inc. (a Delaware Corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boron, LePore & Associates, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                            ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 10, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Boron, LePore & Associates, Inc.

    We have audited the accompanying statement of operations, stockholders' equity and cash flows of Boron, LePore & Associates, Inc. for the year ended December 31, 1995. These financial statement are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boron, LePore & Associates, Inc. as of December 31, 1995, and the results of its operations and its cash flow for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                            M.R. WEISER & Co. LLP


Edison, NJ
April 10, 1996

                        BORON, LEPORE & ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                                                        December 31,           December 31,
                                                                                            1997                   1996
                                                                                        -------------          ------------
ASSETS
Current assets:
 Cash and cash equivalents...................................................           $ 24,015,554           $  7,175,648
 Accounts receivable, net of allowance for doubtful accounts of
  $400,000 and $300,000 at December 31, 1997 and 1996, respectively..........             21,764,173             14,969,261
 Prepaid expenses and other current assets...................................                729,559                254,802
                                                                                        ------------           ------------
 Total current assets........................................................             46,509,286             22,399,711
                                                                                        ------------           ------------

Furniture, fixtures and equipment, at cost, net of accumulated depreciation of $848,732 and $544,232 at December 31, 1997
 and 1996, respectively......................................................              4,454,023                325,296
Security deposits............................................................                 72,921                 27,166
Intangible assets............................................................                 20,250                344,767
                                                                                        ------------           ------------
  Total assets...............................................................           $ 51,056,480           $ 23,096,940
                                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt........................................           $          -           $  1,000,000
 Accounts payable and accrued expenses.......................................              9,729,766             12,775,623
 Deferred revenue............................................................              6,245,196              5,138,696
 Billings in excess of costs.................................................                729,500              1,069,850
                                                                                        ------------           ------------
 Total current liabilities...................................................             16,704,462             19,984,169
                                                                                        ------------           ------------

Long-term debt, less current maturities......................................                      -             19,000,000
                                                                                        ------------           ------------
Revolving line of credit.....................................................                      -              1,000,000
                                                                                        ------------           ------------
Deferred income taxes........................................................              1,509,000                      -
                                                                                        ------------           ------------
Convertible participating preferred stock, $.01 par value; none authorized, issued and outstanding at December 31, 1997; 7,000,000
 shares authorized, issued and outstanding at December 31,1996...............                      -             12,500,000
                                                                                        ------------           ------------
Redeemable preferred stock, $.01 par value; none authorized, issued and outstanding at December 31, 1997; 5,600,000 shares authorized,
 none issued and outstanding at December 31, 1996............................                      -                      -
                                                                                        ------------           ------------
Commitments and Contingencies................................................
Stockholders' equity (deficit):
 Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding at December 31, 1997; none
  authorized, issued or outstanding at December 31, 1996.....................                      -                      -
 Common stock, $.01 par value, 50,000,000 shares authorized,
  14,947,978 issued and 10,747,979 outstanding at December 31,
  1997;  12,000,000 shares authorized, 5,733,328 issued and
  1,999,995 outstanding at December 31, 1996.................................                149,480                 57,333
 Class A common stock, $.01 par value, none authorized,
  issued and outstanding at December 31, 1997; 1,333,333 authorized,
  666,666 issued and outstanding at December 31, 1996........................                      -                  6,667
 Class B common stock, $.01 par value, none authorized, issued and outstanding at December 31, 1997, 4,666,666 shares authorized; none
  issued and outstanding at December 31, 1996................................                      -                      -
 Treasury stock, at cost, 4,199,999 shares at  December 31,
  1997; 3,733,333 shares at December 31, 1996................................            (24,349,992)           (18,850,000)
 Additional paid-in capital..................................................             64,176,975              1,813,606
 Accumulated deficit.........................................................             (7,133,445)           (12,414,835)
                                                                                        ------------           ------------
  Total stockholders' equity (deficit).......................................             32,843,018            (29,387,229)
                                                                                        ------------           ------------
  Total liabilities and stockholders' equity (deficit).......................           $ 51,056,480           $ 23,096,940
                                                                                        ============           ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        BORON, LEPORE & ASSOCIATES, INC.
                            STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                             --------------------------------------
                                                1997          1996         1995
                                             -----------  ------------  -----------

Revenues...................................  $72,907,104  $40,219,534   $21,774,824
Cost of sales..............................   51,579,923   26,004,405    12,788,018
                                             -----------  -----------   -----------
   Gross profit............................   21,327,181   14,215,129     8,986,806
Selling, general and
 administrative expenses...................   12,443,944   19,995,398     6,340,631
                                             -----------  -----------   -----------
   Operating income (loss).................    8,883,237   (5,780,269)    2,646,175
Interest expense, net of interest  income
 of $460,592, $55,561, and $33,370 in
 1997, 1996 and 1995, respectively.........    1,071,062      254,676        85,593
Nonrecurring loss on forgiveness of
 related party loan........................            -    1,076,418             -
                                             -----------  -----------   -----------
   Income (loss) before provision for
     income taxes..........................    7,812,175   (7,111,363)    2,560,582
Provision for income taxes.................    1,700,000           --        51,000
                                             -----------  -----------   -----------
Net income (loss)..........................  $ 6,112,175  $(7,111,363)  $ 2,509,582
                                             ===========  ===========   ===========

Earnings (loss)  per share - basic.........        $1.07       $(1.18)  $      0.29
                                             ===========  ===========   ===========

Weighted average common shares
  outstanding -  basic.....................    4,947,018    6,027,869     8,602,151
                                             ===========  ===========   ===========

Earnings (loss) per share - diluted........        $0.72       $(1.18)  $      0.29
                                             ===========  ===========   ===========

Weighted average common and
 common equivalent shares
 outstanding - diluted.....................    8,507,293    6,027,869     8,602,151
                                             ===========  ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        BORON, LEPORE & ASSOCIATES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                   Retained
                                                   Class A       Class B                         Additional        Earnings
                                    Common         Common        Common          Treasury          Paid-in       (Accumulated
                                    Stock          Stock         Stock             Stock           Capital         Deficit)
                                  ----------     ----------     ----------     ------------     ------------     ------------

BALANCE AS OF DECEMBER 31, 1994    $ 57,133       $      -       $      -      $         -      $        -       $     88,073
 Net Income....................           -              -              -                -               -          2,509,582
 Stockholder distributions.....           -              -              -                -               -           (150,000)
                                  ----------     ----------     ----------     ------------     ------------     ------------
BALANCE AS OF DECEMBER 31, 1995      57,133              -              -                -               -          2,447,655
 Net Loss......................           -              -              -                -               -         (7,111,363)
 Repurchase of minority
  stockholder's
  1,548,387 shares of
   common stock................           -              -              -         (643,674)              -                  -
 Repurchase of minority
  stockholder's
  1,720,430 shares of
   common stock................           -              -              -         (970,000)     (6,175,000)                 -
 Capital contributions by
  stockholders.................           -              -              -                -         451,000                  -
 Retirement of 3,268,817
  treasury shares of
  common stock.................      (3,800)             -              -        1,613,674        (451,000)          (188,874)
 Termination of S Corporation..           -              -              -                -       7,562,253         (7,562,253)
 Repurchase of 3,733,333
  shares of common stock
  as treasury stock............           -              -              -      (18,850,000)              -                  -
 Issuance of 666,666 shares
  Class A common stock at
  $.428 per share..............           -          6,667              -                -         278,333                  -
 Issuance of 400,000 shares
  common stock at $.428
  per share....................       4,000              -              -                -         167,000                  -
 Stock issuance costs..........           -              -              -                -         (18,980)                 -
                                  ----------     ----------     ----------     ------------     ------------     ------------
BALANCE AS OF DECEMBER 31, 1996      57,333          6,667              -      (18,850,000)      1,813,606        (12,414,835)
 Net income....................           -              -              -                -               -          6,112,175
 Non cash compensation
  expense......................           -              -              -                -          42,558                  -
 Dividends on convertible
  participating
  preferred stock..............           -              -              -                -               -           (830,785)
 Net proceeds of initial
  public offering..............      37,350              -              -                -      59,749,775                  -
 Repurchase of minority
  stockholder's 466,666
  shares of common stock as
  treasury stock...............           -              -              -       (5,499,992)              -                  -
 Conversion of convertible
  participating preferred
  stock to common stock........      46,667              -              -                -       2,453,333                  -
 Issuance of Class A
  common stock.................           -          1,463              -                -         117,703                  -
 Conversion of Class A
  common stock
  to common stock..............       8,130         (8,130)             -                -               -                  -
                                  ----------     ----------     ----------     ------------     ------------     ------------

BALANCE AS OF DECEMBER 31, 1997    $149,480       $      -      $       -      $(24,349,992)    $64,176,975      $ (7,133,445)
                                  ==========     ==========     ==========     ============     ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        BORON, LEPORE & ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                   ----------------------------------------------------
                                                                        1997               1996              1995
                                                                   --------------     --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).....................................             $ 6,112,175        $(7,111,363)       $ 2,509,582
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization......................                 359,683            112,618             93,818
    Nonrecurring loss on forgiveness of related
     party loan........................................                       -          1,076,418                  -
    Write-off of unamortized deferred financing costs..                 270,834                  -                  -
    Non-cash compensation expense......................                  42,558                  -                  -
    Deferred income taxes..............................               1,509,000            (75,000)            50,000
    Changes in operating assets and liabilities:
     Increase in accounts receivable, net..............              (6,794,912)        (7,561,243)        (2,636,435)
     Increase in prepaid expenses and other
       current assets..................................                (474,757)           (58,028)           (45,024)
     (Increase) decrease in security deposits..........                 (45,755)               636              1,265
     Increase in intangibles...........................                  (1,500)          (352,500)                 -
     Increase in due from affiliates...................                       -           (140,363)                 -
     Decrease in payable to affiliates.................                       -                  -         (2,218,176)
     Decrease (increase) in due from officers..........                       -             28,651           (672,324)
     (Decrease) increase in accounts payable
       and accrued expenses............................              (3,045,857)         9,928,526          1,381,141
     Increase in deferred revenue and billings
     in excess of costs................................                 766,150          3,438,414            945,751
                                                                   --------------     --------------     --------------
    Net cash used in operating activities..............              (1,302,381)          (713,234)          (590,402)
                                                                   --------------     --------------     --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

 Purchases of furniture, fixtures and equipment........              (4,433,227)          (134,965)           (43,493)
                                                                   --------------     --------------     --------------

                                                                       Years Ended December 31,
                                                               -----------------------------------------
                                                                   1997           1996          1995
                                                               -------------  -------------  -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Proceeds from long-term debt...........................                 -    $ 20,000,000   $1,250,000
 Proceeds from revolving line
  of credit.............................................                 -       1,000,000    1,156,000
 Repayments of  long term debt and
  revolving line of credit..............................       (21,000,000)     (2,301,833)    (589,549)
 (Redemption of) proceeds from convertible
  participating preferred stock.........................       (10,830,785)     12,500,000            -
 Proceeds from the issuance of common
    stock...............................................        59,787,125         171,000            -
 Proceeds from the issuance of Class A
   common stock.........................................           119,166         285,000            -
 Capital contributions by stockholders..................                 -         451,000            -
 Repayment of stockholder loan..........................                 -               -     (100,000)
 Stockholder distributions..............................                 -               -     (150,000)
 Payment of stock issuance costs........................                 -         (18,980)           -
 Repurchase of treasury stock from stockholders.........                 -     (18,850,000)           -
 Repurchase of treasury stock from former stockholders..        (5,499,992)     (6,175,000)           -
                                                              ------------    ------------   ----------
  Net cash provided by financing activities.............        22,575,514       7,061,187    1,566,451
                                                              ------------    ------------   ----------

  Net increase in cash..................................        16,839,906       6,212,988      932,556

CASH AND CASH EQUIVALENTS,
 beginning of period....................................         7,175,648         962,660       30,104
                                                              ------------    ------------   ----------

CASH AND CASH EQUIVALENTS, end of
 period.................................................      $ 24,015,554    $  7,175,648   $  962,660
                                                              ============    ============   ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Cash paid during the period for:
 Interest...............................................      $  1,614,079    $    321,000   $  145,000
 Taxes..................................................      $    252,220    $     20,015   $        -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        BORON, LEPORE & ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS:

BUSINESS:

    Boron, LePore & Associates, Inc. (the "Company" ) provides outsourced promotional, marketing and educational services to the pharmaceutical industry. The Company was founded in 1981 and has become a leading provider of peer-to-peer meetings, which typically involve gatherings of 10 to 12 physicians meeting under the chairmanship of a Company moderator to discuss a new drug or new indication for a familiar drug. The Company also provides meetings such as symposia, continuing education conferences and video satellite conferences; product marketing services; teleservices such as teledetailing, telemarketing, sales support and fulfillment; contract sales services; and, field force logistics services.

INCORPORATION AND MERGER:

    On November 22, 1996, BLA Acquisition Corporation ("BLA") was incorporated in the State of Delaware. On November 27, 1996, the stockholders of BLA and the stockholders of Boron, LePore & Associates, Inc., all under common control, unanimously approved the Agreement and Plan of Merger ("Merger Agreement") of the two companies. On December 3, 1996, the merger became effective and was accounted for comparable to a pooling of interests. The surviving corporation was BLA, which subsequently changed its name to Boron, LePore & Associates, Inc. (the "Company").

    On December 4, 1996, the Company amended and restated its certificate of incorporation to include the authority to issue 26,400,000 shares of common stock.

    On September 24, 1997, the Company completed the initial public offering of 3,735,000 shares (including the underwriters' over allotment of 135,000 shares) of Common Stock at $17.50 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $59,800,000 (the "Offering"). Of these net proceeds, approximately $19,600,000 was used to retire outstanding debt and pay related interest expense, approximately $10,800,000 was used to redeem all shares of Redeemable Preferred Stock and related accumulated dividends and approximately $5,600,000 was used to purchase 466,666 shares of Common Stock from a former officer of the Company.

    In connection with the Offering, the authorized stock of the Company was increased on September 22, 1997 to 50,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock. Upon completion of the Offering, all outstanding shares of non-voting Class A Common Stock converted into shares of Common Stock. Also upon completion of the Offering, the Convertible Participating Preferred Stock of the Company converted into 4,666,664 shares of Common Stock and 5,600,000 shares of Redeemable Preferred Stock which, as described above, was redeemed with a portion of the net proceeds of the Offering.

    All share amounts have been retroactively adjusted to reflect a two-for-three reverse stock split which occurred on September 11, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION:

    Revenue is recognized as services are performed. For conferencing services, revenue is recognized upon completion of the meeting or symposia. Revenue for multiple-meeting projects is attributed to individual meetings, based on an average amount per meeting, and is recognized as individual meetings are completed. Revenue for product marketing services is recognized in the period contractual performance benchmarks are achieved and confirmed by the client. Revenue for teleservices and field force logistics services are recorded in the period the services are performed, based on the specific terms of the contract.

    Customers are invoiced according to agreed upon billing terms. Items which are invoiced prior to performance of the related services are recorded as deferred revenue and are not recognized as revenue until the required service is provided, in accordance with the Company's revenue recognition policy.

    The Company is entitled to performance incentives under certain contracts. The additional revenues are computed based on a formula specified in each contract and are primarily dependent upon increases in market share for a client's product. The market share statistics are measured over a future period of time specified in the contract. If the contract permits invoicing for portions of the performance incentives prior to the calculation of actual market share results, the revenues are deferred at the time of invoicing. Performance incentive revenues that were invoiced at December 31, 1997 and December 31, 1996 approximated $730,000 and $1,070,000, respectively, and are reflected as billings in excess of costs in the accompanying balance sheets.

DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the related assets, generally a three to ten year period. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized.

INTANGIBLE ASSETS:

    Intangible assets generally represent non-compete agreements and deferred financing costs. Such assets are amortized over the term of the related agreement or debt instrument. During December 1996, as part of a Preferred Stock Purchase Agreement (see Note 13), the Company incurred certain financing costs related to the transaction. The costs were comprised primarily of commitment fees related to long-term debt financing costs and totaled $312,500. Such amount was being amortized over the life of the debt instrument. During September 1997, in conjunction with the Offering and the settlement of all outstanding bank debt (Note 4), the Company wrote-off the remaining balance of unamortized deferred financing costs, which amounted to approximately $270,000.

INCOME TAXES:

    On December 4, 1996, the Company began operations as a Delaware corporation and was subject to Federal and state corporate tax rates as a "C" corporation (see Note 8). The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. For all periods prior to December 4, 1996, the shareholders of the Company were treated as an "S" corporation for both Federal and state income tax purposes, and accordingly the provision for income taxes for all periods ending on or prior to such date reflects only certain state taxes.

LONG-LIVED ASSETS:

    During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

STOCK BASED COMPENSATION:

    During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (See Note 14).

EARNINGS PER SHARE:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. The Company has implemented SFAS 128 as of December 31, 1997 (See Note 3).

3.  EARNINGS PER SHARE:

    In accordance with SFAS 128, the following table reconciles income and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                    For the Years Ended December 31,
                                                  -------------------------------------
                                                     1997          1996         1995
                                                  -----------  ------------  ----------
Numerator:

Net income (loss) - Diluted.....................  $6,112,175   $(7,111,363)  $2,509,582

Less dividends on preferred stock...............    (830,785)            -            -
                                                  ----------   -----------   ----------
Net income (loss) - Basic.......................  $5,281,390   $(7,111,363)  $2,509,582
                                                  ==========   ===========   ==========

Denominator:

  Weighted average number of common
  shares outstanding - Basic....................   4,947,018     6,027,869    8,602,151

Incremental shares from assumed conversions of
   options......................................     159,364             -            -

   Convertible Participating Preferred Stock....   3,400,911             -            -
                                                  ----------   -----------   ----------

   Weighted average common and common
      equivalent shares outstanding - Diluted...   8,507,293     6,027,869    8,602,151
                                                  ==========   ===========   ==========

Earnings (loss) per share - Basic...............  $     1.07   $     (1.18)  $     0.29
                                                  ==========   ===========   ==========

Earnings (loss) per share - Diluted.............  $     0.72   $     (1.18)  $     0.29
                                                  ==========   ===========   ==========

4.  LONG-TERM DEBT:

    During 1996, the Company entered into a borrowing agreement with a bank.
The borrowing agreement provided for a $5,000,000 revolving credit facility and a $20,000,000 term loan (the "Credit Facility"). As of December 31,1996, $1,000,000 was outstanding under the revolving credit facility. Borrowings under the revolving credit facility are due on December 31, 2001. The interest rates on the loans vary and are a function of the stated LIBOR rate and the effective prime rate as defined in the Agreement. In September 1997, in conjunction with the Offering, the Company repaid the then outstanding balance of the term loan, $19,500,000, and the $1,000,000 revolving credit facility. In connection with this debt repayment, the Company wrote-off the balance of unamortized deferred financing costs related to the credit facility, resulting in a charge of approximately $270,000. In 1997, the Company amended certain covenants to allow for anticipated increases in capital expenditures. As of December 31, 1997, there were no outstanding borrowings under the revolving credit facility and $5,000,000 was available for future borrowings.

5.  FURNITURE, FIXTURES AND EQUIPMENT:

Furniture, fixtures and equipment consists of:

                                                                                      December 31,
                                                                                     --------------
                                                                              1997                   1996
                                                                           ----------            -----------

 Telephone and computer equipment......................................    $3,467,283             $   543,444
 Office equipment......................................................       936,560                 254,147
 Other.................................................................       898,912                  71,937
                                                                           ----------             -----------
                                                                            5,302,755                 869,528
 Less: Accumulated depreciation........................................      (848,732)               (544,232)
                                                                           ----------             -----------
 Furniture, fixtures and equipment net of
  accumulated depreciation.............................................    $4,454,023             $   325,296
                                                                           ==========             ===========

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses are comprised of the following:

                                                                                      December 31,
                                                                         --------------------------------------
                                                                              1997                      1996
                                                                         -------------              -----------
 Accounts payable......................................................     $3,838,286              $ 1,729,688
 Accrued payroll.......................................................      1,287,565                8,170,078
 Accrued honoraria.....................................................      3,548,554                1,860,656
 Other accrued expenses................................................      1,055,361                1,015,201
                                                                            ----------              -----------

 Accounts payable and accrued expenses.................................     $9,729,766              $12,775,623
                                                                            ==========              ===========

7.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

    The Company leases office space, automobiles, and equipment under various operating leases expiring in 2007. Approximate annual lease commitments for the next five years are as follows:

              1998..........  $1,061,739
              1999..........     958,457
              2000..........     734,193
              2001..........     624,705
              2002..........     558,512

    Rent expense charged against operations approximated $525,000, $387,000 and $340,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

LITIGATION:

    The Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company. Additionally, a former shareholder and officer of the Company has sent correspondence to the Company alleging securities and common law fraud and breach of contract by senior officers of the Company in connection with the settlement of contractual arrangements with the former shareholder/officer in December, 1996. The Company believes the allegations of the former shareholder/officer are without merit and intends to contest them vigorously should litigation be commenced against the Company, its officers or other personnel. The Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, although there can be no assurance that this will be the case.

EMPLOYMENT AGREEMENTS:

    The Company has entered into employment agreements with its executive officers and certain other senior management employees, some of whom are stockholders of the Company. The agreements specify duties, benefits, confidentiality and miscellaneous other provisions. The employment agreements generally have initial terms of no greater than three years, with one year renewals after such initial term. During 1997, two officers of the Company became consultants and their employment agreements were amended. At December 31, 1997, the maximum contingent liability related to consulting and employment agreements is approximately $2,800,000.

8.  INCOME TAXES:

    The components of the provision for income taxes are summarized as follows for the years ending December 31:

                                1997       1996      1995
                             ----------  ---------  -------

  Current...................  $  191,000  $ 75,000   $ 1,000
  Deferred..................   1,509,000   (75,000)   50,000
                              ----------  --------   -------
  Total.....................  $1,700,000  $      -   $51,000
                              ==========  ========   =======

    As discussed in Note 2 the Company began operating as a "C" Corporation on December 4, 1996. The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate-

                                        1997      1996
                                       -------  --------

  Federal statutory rate                34.0%    (34.0%)
  State taxes net of Federal effect      6.0%    ( 6.0%)
  Utilization of net operating loss
     carryforwards                     (38.5%)       -
  Valuation allowance on net
     operating loss carryforwards       17.8%     40.0%
  Alternative minimum tax                2.5%        -
                                       -----     -----

  Effective tax rate                    21.8%      0.0%
                                       =====     =====

    Deferred income taxes represent the tax effect of the difference between and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities as of December 31 are as follows:

                                         1997          1996
                                     ------------  ------------

  Net operating loss carryforward    $ 1,755,000   $ 4,764,000
  Allowance for doubtful accounts        160,000       120,000
  Other operating reserves                44,000        20,000
  Tax over book depreciation             (24,000)       (4,000)
  Cash to accrual liability           (1,880,000)   (2,400,000)
  Alternative minimum tax credit         191,000             -
                                     -----------   -----------
     Subtotal                            246,000     2,500,000
  Valuation allowance                 (1,755,000)   (2,500,000)
                                     -----------   -----------
     Total                           $(1,509,000)  $         -
                                     ===========   ===========

    The Company has a net operating loss for book purposes in the amount of approximately $4,400,000 which is available to offset future earnings. The Company has recorded a valuation allowance due to the uncertainty of the realization of this asset.

9.  MAJOR CUSTOMERS:

    Revenue from two customers accounted for approximately $35,900,000 (49%) and $13,400,000 (18%) of total revenue for the year ending December 31, 1997.

    Revenue from three customers accounted for approximately $17,600,000 (44%), $6,300,000 (16%) and $4,100,000 (10%) of total revenue for the year ending December 31, 1996.

    Revenue from four customers accounted for approximately $9,700,000 (45%), $4,400,000 (20%), $2,300,000 (11%) and $2,300,000 (11%) of total revenue for the year ending December 31, 1995.

    Major customers accounted for approximately $12,500,000, or 56%, and $12,200,000, or 80%, of accounts receivable at December 31, 1997 and 1996, respectively.

10. DUE FROM AFFILIATES:

    In January 1996, the amounts due at December 31, 1995 from a former affiliate were converted into a $1,000,000 promissory note bearing interest at 8.1% per annum payable in quarterly installments over six years. During 1996, additional liabilities were satisfied by the Company on behalf of the former affiliate and payments were received according to terms. On December 4, 1996, the Company agreed to sell the amounts due from the former affiliate, approximately $1,560,000 plus interest, to certain officers/stockholders of the Company for $500,000. The balance of the amount was recorded as a nonrecurring loss on forgiveness of related party loan in the accompanying statement operations. The $500,000 was received by the Company from the stockholders, pursuant to the terms contained in the Preferred Stock Purchase Agreement (see
Note 13) in the form of bonus compensation payments of approximately $865,000 which provided the stockholders with the after-tax funds to make the repayment.

11. DUE FROM OFFICERS/STOCKHOLDERS:

    On June 30, 1995, the Company loaned three officers/stockholders amounts aggregating approximately $672,000. In January 1996, the Company forgave a portion of the loan and accrued interest of approximately $194,000 due from a stockholder as part of a stock repurchase agreement. The remaining loans, bearing interest of 8% per annum, were payable in five equal installments due on June 30 of each year. The total amount due from officers of approximately $435,000, including accrued interest of $14,000, was repaid pursuant to the terms contained in the Preferred Stock Purchase Agreement (see Note 13) in the form of bonus compensation payments of approximately $761,000 which provided the officers with the after-tax funds to make the repayment.

12. PURCHASE OF TREASURY STOCK:

    In January 1996, the Company paid a minority stockholder $450,000 and forgave the stockholder's loan receivable and accrued interest of approximately $194,000 in exchange for the stockholder's 1,548,387 shares of common stock. The shares were held in treasury at a cost of $643,674. Additionally, in January 1996, the remaining stockholders of the Company sold their shares of common stock in an affiliated company. Subsequent to these transactions there was no longer a common ownership relationship between the two companies. Concurrent with the Merger Agreement (see Note 1), the stock held in treasury was retired on December 4, 1996 and the $643,674 cost was transferred to retained earnings on that date.

    On June 18, 1996, the Company entered into a Stock Purchase Agreement to repurchase 1,720,430 shares of common stock from a stockholder. The agreement also contained a Disposition Benefit Agreement. The stockholder was a former officer of the Company and the brother of the Company's current Chief Operating Officer. The Disposition Benefit Agreement would only become effective if there was a sale of a controlling interest of the outstanding stock within a certain period of time. The stock was purchased with a promissory note payable over five years with monthly payments of principal and interest of $10,417 and annual payments of $125,000, including interest, commencing on January 1, 1997. The shares were held in treasury at a cost of $970,000, the net present value of the promissory note. Concurrent with the Merger Agreement on December 4, 1996, the treasury shares were canceled, the cost of the shares was transferred to paid-in capital and retained earnings and the former stockholder received a payment of $6,175,000 on that date. The terms of the transaction were the result of arms-length negotiations.

    Concurrent with the closing of the sale of the preferred shares and with financing provided by a bank, the Company redeemed 3,7333,333 shares of common stock from two individual shareholders for payments aggregating $18,850,000 pursuant to the terms contained in the Preferred Stock Purchase Agreement.

    In September 1997, the Company paid a former officer of the Company approximately $5,600,000 to repurchase 466,666 shares of common stock and to amend the employment agreement of such former officer. At December 31, 1997, the shares are held in treasury at a cost of approximately $5,500,000.

13. PREFERRED STOCK PURCHASE AGREEMENT AND STOCK REDEMPTION:

    On December 4, 1996 a Preferred Stock Purchase Agreement was entered into, between the Company and certain investment partnerships and individuals (collectively the "Investors"). The Company sold 7,000,000 shares of its authorized $0.01 par value Convertible Participating Preferred Stock for $12,500,000. The Convertible Participating Preferred Stock had a minimum liquidation value of $10,000,000 and was convertible to common stock and redeemable preferred stock at various rates based on the occurrence of certain events. In addition, the holders of the Convertible Participating Preferred Stock were entitled to receive an annual cash dividend of approximately $0.1429 per share. The convertible participating preferred shares have voting rights similar to common stock and are subject to certain liquidating and redemption features, as defined, at the option of the holder.

    In September 1997, upon completion of the Company's Offering (see Note 1), the 7,000,000 shares of Convertible Participating Preferred Stock converted into 4,666,666 shares of Common Stock and 5,600,000 shares of Redeemable Preferred Stock. The Redeemable Preferred Stock was immediately redeemed for $10,000,000 plus accumulated dividends of approximately $831,000.

14. STOCK OPTION AND GRANT PLAN AND EMPLOYEE STOCK PURCHASE PLAN:

    During 1996 the Boron, LePore & Associates 1996 Stock Option and Grant Plan (the "Plan") was established. In August, 1997, the Plan was amended to increase the shares of stock reserved for issuance under the Plan to 3,000,000 shares. As of December 31, 1997 there were 731,559 options granted under the Plan. The following summarizes stock option activity since establishment of the Plan:

                                                             Weighted
                                                             average
                                                 Shares   exercise price
                                                --------  --------------

     December 31, 1995                                -          $     -
          Granted                                     -                -
          Canceled                                    -                -
          Exercised                                   -                -
                                                -------          -------
     December 31, 1996                                -                -
          Granted                               733,059            11.27
          Canceled                               (1,500)           21.25
          Exercised                                   -                -
                                                -------          -------
     December 31, 1997                          731,559          $ 11.26
                                                =======          =======
     Shares exercisable at December 31, 1997     13,000            $9.45
                                                =======          =======

    On December 4, 1996, two officers of the Company exercised their rights to purchase 400,000 shares of Common Stock under the Plan. The exercise price established by the Company's Compensation Committee on December 4, 1996 (grant date) was $0.428 per share. The Company received $171,000 in payment for the 400,000 shares on December 4, 1996. The Company paid bonus compensation to the two officers on December 4, 1996 of approximately $301,000 which provided them with the after-tax funds to make the purchase.

    On December 4, 1996, four officers of the Company exercised their rights to purchase collectively 666,666 shares of Class A Common Stock under the terms and conditions in the Plan. The exercise price established by Company's Compensation Committee on December 4, 1996 (grant date) was $0.428 per share. The Company received $285,000 in payment for the 666,666 shares on December 4, 1996. The Plan calls for certain performance levels to be attained or the passage of a specified period of time before the shares of Class A Common Stock vest. In September 1997, in connection with the Offering, all shares of Class A Common Stock were converted to Common Stock.

    The Company has adopted the provisions of SFAS 123. As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by approximately $32,000 during the year ending December 31, 1997. The per share impact would have been immaterial. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the year ending December 31, 1997 was $4.38. The fair value was estimated using the Black Scholes option pricing model based on the weighted average market price at grant date of $10.60, volatility of 38% and a risk free interest rate of 6.5%. There were no options granted for any periods prior to December 31, 1996.

    In August 1997, the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was established. The Purchase Plan allows for up to 225,000 shares of Common stock to be issued at 85% of fair market value. As of December 31, 1997, no shares were issued under the Purchase Plan.

15. RELATED PARTY TRANSACTIONS:

    The Company entered into a consulting agreement on December 23, 1991 with a stockholder of the Company. The agreement provided, among other things, for the payment of monthly consulting fees through December 31, 2001. The total consulting fees charged to operations during the years ended December 31, 1997, 1996 and 1995 approximated $0, $516,000 and $360,000, respectively. The consulting agreement was terminated pursuant to the terms contained in the Preferred Stock Purchase Agreement and the Company received and executed a general release from the former stockholder in consideration for the payment made.

    During the years ending December 31, 1997, 1996, and 1995, the Company leased space from a stockholder of the Company. The aggregate rent expense charged to operations for those periods approximated $24,000, $84,000 and $82,000, respectively.


16. SUBSEQUENT EVENTS (UNAUDITED):

BUSINESS ACQUISITIONS:

    In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,330,000 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company may be required to pay certain contingent payments based on revenue goals related to the calendar year subsequent to the date of the acquisition. The acquisition will be accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired is estimated to be approximately $8,500,000 and will be amortized over twenty years.

    In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois company. The purchase price was $800,000 in cash, subject to adjustment upward or downward based on certain revenue and pre-tax earnings goals related to the calendar year subsequent to the date of the acquisition. The acquisition will be accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired, estimated to be $800,000, will be amortized over twenty years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 28, 1998 is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 28, 1998 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 28, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 28, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements.

    (a)(2) Schedules.

           Schedule II - Valuation and Qualifying Accounts

           All other schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

    (a)(3) Exhibits. Exhibits 10.4 through 10.29 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

    2.1 Agreement and Plan of Merger by and between the Predecessor and the Company. (2)

    2.2 Stock Redemption Agreement dated as of December 4, 1996 by and among the Company and Patrick G. LePore, Gregory Boron, Christopher Sweeney and Michael W. Foti. (2)

    2.3 Preferred Stock Purchase Agreement dated as of December 4, 1996 by and among the Company and the Investors named therein. (2)

    2.4 Stockholders' Agreement dated as of December 4, 1996, as amended, by and among the Company, the Investors (as defined), Patrick G. LePore, Gregory Boron, Christopher Sweeney and Michael W. Foti. (3)

    2.4(a) Consent and Second Amendment to Stockholder's Agreement, dated March 11, 1998.

    2.5 Registration Rights Agreement by and among the Company, Christos S. Efessiou and Alicia A. Angelides, dated March 18, 1998.

    2.6 Asset Purchase Agreement by and among the Company, Christos S. Efessiou, Alicia A. Angelides, Strategic Implications International, Inc. and EFAN Holdings, dated March 18, 1998.

    3.1     Third Amended and Restated Certificate of Incorporation.

    3.2     Amended and Restated By-laws.

    4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (4)

    4.2 Credit Agreement with Fleet National Bank as Agent and Lender, as amended. (2)

    10.1(a) Lease between MBM Associates and the Company. (2)

    10.1(b) Sublease between Lonza, Inc. and the Company. (2)

    10.2    Lease by and between SPENCO, Ltd.  and the Company. (2)

    10.3 Deed of Lease Agreement by and between Norfolk Commerce Center Limited Partnership and the Company. (2)

    10.4    Employment Agreement for Patrick G. LePore. (2)

    10.5    Employment Agreement for Gregory F. Boron. (2)

    10.6    Employment Agreement for Christopher Sweeney. (2)

    10.7    Employment Agreement for Timothy J. McIntyre. (2)

    10.8    Non-Competition Agreement for Patrick G. LePore. (2)

    10.9    Non-Competition Agreement for Gregory F. Boron. (2)

    10.10   Non-Competition Agreement for Christopher Sweeney. (2)

    10.11   Employment Agreement for Martin J. Veilleux. (3)

    10.12 Boron, LePore & Associates, Inc. Amended and Restated 1996 Stock Option and Grant Plan. (3)

    10.13   Boron, LePore & Associates, Inc. 1997 Employee Stock Purchase
            Plan. (3)

    10.14 Form of Indemnification Agreement between the Registrant and certain directors. (2)

    10.15   Stock Purchase Agreement of Christopher Sweeney. (2)

    10.16   Restricted Stock Agreement for Patrick G. LePore. (1)

    10.17   Restricted Stock Agreement for Gregory F. Boron. (1)

    10.18   Restricted Stock Agreement for Christopher Sweeney. (1)

    10.19   Restricted Stock Agreement for Timothy J. McIntyre. (2)

    10.20   Incentive Stock Option Agreement for Timothy J. McIntyre. (1)

    10.21   Non-qualified Stock Option Agreement for Timothy J. McIntyre. (3)

    10.22   Incentive Stock Option Agreement for Martin J. Veilleux. (3)

    10.23   Incentive Stock Option Agreement for Martin J. Veilleux. (3)

    10.24   Incentive Stock Option Agreement for Brian J. Smith. (3)

    10.25   Employment Agreement for Brian J. Smith.

    10.26   Side Letter Agreement with Christopher J. Sweeney. (4)

    10.27 Lease Agreement by and between Maurice M. Weill, Trustee, as Landlord and BLP Group Companies, as Tenant.

    10.28   Incentive Stock Option Agreement for Timothy J. McIntyre.

    10.29   Incentive Stock Option Agreement for Patrick G. LePore.

    16.1    Letter re: Change in Certifying Accountant. (1)

    21.1    Subsidiaries of the Registrant.

    23.2    Consent of Arthur Andersen LLP.

    23.3    Consent of M.R. Weiser & Co. LLP.

    24.1    Power of Attorney (included on the signature page hereto).

    27.1    Financial Data Schedule.
__________________
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on July 1, 1997.
(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 15, 1997.
(3) Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 29, 1997.
(4) Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on September 18, 1997.

  A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED UPON PAYMENT OF A REASONABLE FEE FOR COPYING BY WRITTEN REQUEST TO ATTENTION: MARTIN J. VEILLEUX, BORON, LEPORE & ASSOCIATES, INC., 17-17 ROUTE 208 NORTH, FAIR LAWN, NEW JERSEY 07410.

  (b) Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K
      -------------------
during the last quarter of the period covered by this Annual Report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fair Lawn, New Jersey, on March 25, 1998.

                            Boron, Lepore & Associates, Inc.


                            By: /s/ Patrick G. LePore
                                _____________________________
                                Name:  Patrick G. LePore
                                Title: Chairman, Chief Executive Officer
                                       and President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date
---------                -----                              ----

/s/ Patrick G. LePore    Chairman of the Board, Chief       March 25, 1998
-----------------------  Executive Officer,
PATRICK G. LEPORE        President and Director
                         (Principal Executive Officer)



/s/ Gregory F. Boron     Chief Operating Officer            March 25, 1998
-----------------------  and Director
GREGORY F. BORON


/s/ Martin J. Veilleux   Chief Financial Officer,           March 25, 1998
-----------------------  Secretary and Treasurer
MARTIN J. VEILLEUX       (Principal Financial
                         and Accounting Officer)



/s/ Roger Boissonneault  Director                           March 25, 1998
-----------------------  --------
ROGER BOISSONNEAULT


/s/ Roger B. Kafker      Director                           March 25, 1998
-----------------------  --------
ROGER B. KAFKER


                         Director                           March __, 1998
-----------------------  --------
JACQUELINE C. MORBY


/s/ Joseph E. Smith      Director                           March 25, 1998
-----------------------  --------
JOSEPH E. SMITH

/s/ John A. Staley, IV   Director                           March 25, 1998
-----------------------  --------
JOHN A. STALEY, IV

                                                                     SCHEDULE II


                       BORON, LEPORE & ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                        Balance at  Charged to
                                        Beginning   Costs and               Balance at
                                         of Year     Expenses   Deductions  End of Year
                                        ----------  ----------  ----------  -----------

For the year ended December 31, 1997..     300,000     100,000           0      400,000
