Form 10-Q
period 1998-03-31
BORON LEPORE & ASSOCIATES INC
filed 1998-05-05
CIK 1029281

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-Q
                                   ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number:

                       BORON, LEPORE & ASSOCIATES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  22-2365997
             --------                                  ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

      17-17 Route 208 North, Fair Lawn, New Jersey           07410
      --------------------------------------------           -----
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

                          Yes  [X]           No  [_]

As of April 28, 1998, there were outstanding 10,887,411 shares of Common Stock, of the registrant.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------

                                                                            PAGE
                                                                            ----
PART I  -  ITEM 1:
           FINANCIAL STATEMENTS

           Balance Sheets at March 31, 1998 (unaudited) and
           December 31, 1997.............................................      1

           Statements of Operations for the Three Months
           Ended March 31, 1998 and 1997 (unaudited).....................      2

           Statements of Cash Flows for the Three Months ended
           March 31, 1998 and 1997 (unaudited)...........................      3

           Notes to Financial Statements ................................      4

           ITEM 2:
           Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................      5

PART II -  OTHER INFORMATION

           Item 1:  Legal Proceedings....................................     11

           Item 2:  Changes in Securities................................     11

           Item 3:  Defaults in Senior Securities........................ not applicable

           Item 4:  Submission of Matters to a Vote of Security Holders.. not applicable

           Item 5:  Other Information.................................... not applicable

           Item 6:  Exhibits and Reports on Form 8-K
                    (a)  Exhibits
                         27  Financial Data Schedules

                    (b)  Reports on Form 8-K
                         There have been no reports on Form 8-K for the quarter for which this form on Form 10-Q is being filed.

SIGNATURES

EXHIBIT INDEX


                        BORON, LEPORE & ASSOCIATES, INC.
                                 BALANCE SHEETS
                                 --------------

                                                                          MARCH 31,               DECEMBER 31,
                                                                            1998                      1997
                                                                        -------------             -------------
                                                                         (unaudited)
                                         ASSETS
Current assets:
 Cash and cash equivalents                                               $ 16,631,864              $ 24,015,554
  Accounts receivable, net                                                 35,207,755                21,764,173
  Prepaid expense and other current assets                                  3,304,702                   729,559
                                                                         ------------              ------------
   Total current assets                                                    55,144,321                46,509,286
                                                                         ------------              ------------
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of $1,069,059 at March 31, 1998 and $848,732
  at December 31, 1997                                                      6,353,859                 4,454,023
Intangibles                                                                 9,086,729                    20,250
Other assets                                                                  185,797                    72,921
                                                                         ------------              ------------
     Total assets                                                        $ 70,770,706              $ 51,056,480
                                                                         ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                  $ 15,692,021              $  9,729,766
  Deferred revenue                                                         13,023,926                 6,245,196
  Billings in excess of costs                                                 629,500                   729,500
                                                                         ------------              ------------
    Total current liabilities                                              29,345,447                16,704,462
                                                                         ------------              ------------
Deferred income taxes                                                       2,559,000                 1,509,000
                                                                         ------------              ------------
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value, 50,000,000 shares authorized;
    15,087,410 issued and 10,887,411 outstanding at March 31,
    1998; 14,947,978 issued and  10,747,979 outstanding at
    December 31, 1997                                                         150,875                   149,480
  Treasury stock, at cost, 4,199,999 shares at  March 31,
    1998, and  December 31, 1997                                          (24,349,992)              (24,349,992)
  Additional paid-in capital                                               68,323,819                64,176,975
  Accumulated deficit                                                      (5,258,443)               (7,133,445)
                                                                         ------------              ------------
    Total stockholders' equity                                             38,866,259                32,843,018
                                                                         ------------              ------------
    Total liabilities and stockholders' equity                           $ 70,770,706              $ 51,056,480
                                                                         ============              ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        BORON, LEPORE & ASSOCIATES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                          ----------------------------
                                              1998             1997
                                          -----------     ------------
Revenues                                  $32,153,876       $13,672,863

Cost of sales                              23,756,673         9,736,739
                                          -----------       -----------

     Gross profit                           8,397,203         3,936,124

Selling, general and
    administrative expenses                 5,780,408         2,249,522
                                          -----------       -----------

     Operating income                       2,616,795         1,686,602

Interest (income) expense, net               (308,207)          409,104
                                          -----------       -----------

     Income before income taxes             2,925,002         1,277,498

Provision for income taxes                  1,050,000           400,000
                                          -----------       -----------

     Net Income                           $ 1,875,002       $   877,498
                                          ===========       ===========

Net income per share - basic              $      0.17       $      0.20
                                          ===========       ===========
Weighted average common
     shares outstanding - basic            10,769,416         2,736,384
                                          ===========       ===========

Net income per share - diluted            $      0.17       $      0.12
                                          ===========       ===========
Weighted average common and
     common equivalent shares
     outstanding - diluted                 11,173,588         7,403,048
                                          ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       BORON, LEPORE & ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Three Months Ended
                                                                          MARCH 31,
                                                                   ------------------------
                                                                      1998          1997
                                                                   ------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income...................................................   $ 1,875,002    $   877,498
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization.............................       232,826         53,934
     Deferred income taxes.....................................     1,050,000        400,000
     Changes in operating assets and liabilities:
      Increase in accounts receivables, net....................    (8,615,207)    (1,708,942)
      Increase in prepaid expenses
      and other current assets.................................    (2,548,830)       (78,742)
     Increase in other assets..................................      (105,628)        (1,391)
      Increase (decrease) in accounts payable
      and accrued expenses.....................................     5,106,861     (6,046,034)
      Increase in deferred revenue
      and billings in excess of costs..........................     2,726,569      1,128,518
                                                                  -----------    -----------
      Net cash used in operating activities                          (278,407)    (5,375,159)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of furniture, fixtures and
   equipment...................................................    (2,014,364)       (86,664)
 Acquisitions, net of acquired cash ...........................    (5,091,652)             -
                                                                  -----------    -----------
      Net cash used in investing activities....................    (7,106,016)       (86,664)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Repayments of revolving line of credit.....................             -     (1,000,000)
    Proceeds from the issuance of
    common stock...............................................           733         35,768
                                                                  -----------    -----------
      Net cash provided by (used in)
      financing activities.....................................           733       (964,232)
                                                                  -----------    -----------
      Net decrease in cash.....................................    (7,383,690)    (6,426,055)

CASH AND CASH EQUIVALENTS,
  beginning of period.........................................     24,015,554      7,175,648
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of
  period......................................................    $16,631,864    $   749,593
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
   Interest....................................................   $         -    $   402,000
   Taxes.......................................................   $   120,000    $         -


  The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:


Boron, LePore & Associates, Inc. (the ''Company'' or ''BLP'') provides outsourced promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry.

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal, recurring nature. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.


(2)  EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the following table reconciles income and share amounts used to calculate basic and diluted earnings per share.


                                                                    Three Months Ended
                                                                         March 31
                                                               -----------------------------
                                                                  1998               1997
                                                               -----------       -----------
Numerator:
Net Income - Diluted                                           $ 1,875,002        $  877,498

Less dividends accrued on Convertible
 Participating Preferred stock                                           -           332,000
                                                               -----------       -----------
Net income - Basic                                             $ 1,875,002       $   545,498
                                                               ===========       ===========
Denominator:
   Weighted average number of common shares
    Outstanding  -  Basic                                       10,769,416         2,736,384
Incremental shares from assumed conversions of options             404,172                 -
Convertible Participating Preferred Stock                                -         4,666,664
  Weighted average number of common shares
                                                               -----------       -----------
    Outstanding  -  Diluted                                     11,173,588         7,403,048
                                                               ===========       ===========

Earnings per share - Basic                                     $      0.17        $     0.20
                                                               ===========       ===========

Earnings per share -  Diluted                                  $      0.17        $     0.12
                                                               ===========       ===========


(3)  ACQUISITIONS

In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300,000 in cash and approximately 137,000 shares of the Company's common Stock. In addition, the Company may be required to pay certain contingent payments based on revenue goals related to the calendar year subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $8,300,000 and will be amortized over twenty years.

In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois corporation. The purchase price was $800,000 in cash, subject to adjustment upward or downward, based on certain revenue and pre-tax earnings goals related to the calendar year subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired, estimated to be $800,000, will be amortized over twenty years.

In May 1998, the Company entered into an agreement to purchase substantially all of the assets and assume certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation ("MES"). The purchase price is $10,000,000 in cash and 160,103 shares of common stock of the Company. In addition, the Company may be required to pay up to $10,000,000 in contingent cash payments based on certain operating income goals of the acquired business during the twelve-month period subsequent to the acquisition date. The acquisition is expected to be closed during the second quarter of 1998. The acquisition will be accounted for using the purchase method of accounting with the resulting goodwill being amortized over twenty years. There can be no assurance that the acquisition of MES will be accomplished on the terms set forth above, or at all.

Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BLP provides outsourced promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry. Substantially all of the Company's customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. The Company's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and to continue to expand its array of other promotional, marketing, educational and field sales force logistics services.

Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1996 and then again from 1996 to 1997. Revenues also grew significantly in the first quarter of 1998 as compared to the first quarter of 1997. This growth has resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of promotional, marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy are further enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last two years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field sales force logistics services. During 1997, in connection with this expansion of services, the Company opened a new teleservice center in Norfolk, Virginia in July and established a contract sales organization in August. In addition, in late 1997, the Company began forming a field sales force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services for up to a two-year period. Such services will include meeting planning, event coordination and other services. The contract provides for a management fee component and a fee-for-service component. The management fee for the first year is fixed and will represent substantial revenue in 1998. The management fee for the second year is subject to future negotiation. The fee-for-service component is dependent upon the level of services provided. The Company believes field sales force logistics is a substantial, emerging business opportunity and that the Company's historical expertise and ability to invest in technology provide it with a strategic advantage. However, there can be no assurance that the Company will be able to obtain additional field sales force logistics contracts, that the existing contract will be extended beyond the second year or that the management fee for such second year will be negotiated on terms acceptable to the Company (which failure to so negotiate the management fee would result in the termination of the contract at the end of the first year). Also in the first quarter of 1998, the Company acquired a continuing medical education company which will be operated as a separate division and also entered into its second contract to provide contract sales services. In addition, in May 1998, the company entered into an agreement to acquire a medical education and sales training company. Such acquisition is anticipated to close during the second quarter of 1998.

Although revenues from the Company's peer-to-peer meeting business grew from $20.6 million in 1995 to $33.4 million in 1996 to $45.1 million in 1997, the Company does not anticipate that future growth of revenues, if any, from this line of business will continue at such an accelerated rate. In addition, certain of BLP's newer services, particularly symposia and field sales force logistics, have lower gross margin percentages than the Company's historical peer-to-peer business. Furthermore, the initial costs related to the Company's new teleservice center and new contract sales organization, as well as the continued development and implementation costs of the Company's technology enhancement efforts and the establishment and build-out of its field sales force logistics organization, will continue to negatively impact the Company's near-term financial performance. The Company anticipates that, due to these costs and an anticipated increase in the proportion of symposia and field sales force logistics revenue, its operating profit as a percentage of revenues in 1998 will be less than that achieved in 1997. The Company's objective is to maintain and enhance its operating profit through efficiency efforts and leveraging its operating expenses by increasing revenues. However, the Company's operating margins could be adversely affected if its efforts to enhance the profitability of its services are not successful, the proportion of symposia or field sales force logistics revenue to total revenues increases more than anticipated, total revenues do not grow sufficiently to fully leverage operating expenses or the costs associated with the teleservice center, contract sales organization, field sales force logistics organization or technology enhancement efforts are greater than anticipated.

RESULTS OF OPERATIONS

The following table sets forth as a percentage of revenues certain items reflected in the Company's Statement of Operations for the periods indicated.

                                                               Three Months Ended
                                                                   March 31,
                                                       -------------------------------
                                                            1998                1997
                                                       ------------        -----------
Revenues                                                      100.0%             100.0%
Cost of sales                                                  73.9               71.2
                                                       ------------        -----------
 Gross profit                                                  26.1               28.8
Selling, general and administrative expenses                   18.0               16.5
                                                       ------------        -----------
 Operating income                                               8.1               12.3
Interest (income) expense, net                                 (1.0)               3.0
                                                       ------------        -----------
 Income before provision for income taxes                       9.1                9.3
Provision for income taxes                                      3.3                2.9
                                                       ------------        -----------
 Net income                                                     5.8%               6.4%
                                                       ============        ===========


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues increased $18.5 million, or 135%, from $13.7 million in the three month period ended March 31, 1997 to $32.2 million in the three month period ended March 31, 1998. This growth primarily resulted from a $7.2 million, or 56%, increase in conferencing services revenue, the addition of $6.9 million of revenue from field sales force logistics services and the addition of $3.4 million of revenue from contract sales services. The increase in the Company's conferencing services revenue was comprised of a $7.9 million increase in symposia services revenue partially offset by a $0.7 million decrease in revenue from peer-to-peer meetings and other conferencing services. Such decrease in peer-to-peer and other conferencing services revenue was primarily related to the Company's relocation of its main telerecruiting function from Fair Lawn, New Jersey to Norfolk, Virginia during the first quarter of 1998. The field sales force logistics revenue was comprised of a $3.9 million fee-for-service component, a $2.0 million management fee component and $1.0 million development fee component. In addition, revenues from teleservices, educational services and product marketing services increased $1.0 million, on a combined basis, in the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997.

Cost of sales increased $14.0 million, or 144%, from $9.7 million in the three month period ended March 31, 1998 to $23.8 million in the three month period ended March 31, 1997. Cost of sales as a percentage of revenues increased from 71.2% in the prior year period to 73.9% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of symposia services revenue to total revenues and the introduction of field sales force logistics services, both of which have a lower average gross profit than the Company's historical peer-to-peer and other conferencing business due to their higher proportion of production costs which are passed through to the customer with little or no markup.

Selling, general and administrative expenses increased $3.5 million, or 157%, from $2.3 million in the three month period ended March 31, 1997 to $5.8 million in the three month period ended March 31, 1998. This increase was due to the cost of personnel additions of approximately $1.8 million and an increase in outside services, rent, depreciation and other operating costs of approximately $1.7 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 16.5% in the prior year period to 18.0% in the current year period as the increase in selling, general and administrative expenses was partially offset by the increase of revenues.

Operating income increased $0.9 million, or 55%, from $1.7 million in the three month period ended March 31, 1997 to $2.6 million in the three month period ended March 31, 1998. Operating income as a percentage of revenues decreased from 12.3% in the prior year period to 8.1% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increases in cost of sales and selling, general and administrative expenses as a percentage of revenues.

Interest expense, net of interest income, was $409,000 in the three month period ended March 31, 1997 compared to $308,000 of interest income, net of interest expense, in the three month period ended March 31, 1998. This change was due to
(i) a decrease in interest expense in the current year period as compared to the prior year period related to the Company's full repayment of its bank debt subsequent to the period ended March 31, 1997 and (ii) an increase in interest income in the current year period as compared to the prior year period related to the Company's higher average cash balance in the current year period as compared to the prior year period.

The provision for income taxes for the three month periods ended March 31, 1998 and March 31, 1997 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $25.8 million in net working capital, a decrease of $4.0 million from December 31, 1997. The Company's primary sources of liquidity as of March 31, 1998 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility.

     The Company's accounts receivable turnover averaged 99 and 84 days for the periods ended March 31, 1998 and December 31, 1997. The allowance for doubtful accounts was $0.5 million at March 31, 1998 and $0.4 million at December 31, 1997.

     During the three months ended March 31, 1998, the Company used $0.3 million in operating activities and $7.1 million in investing activities. The $7.1 million of cash used in investing activities was comprised of $5.1 used for business acquisitions and $2.0 used to purchase computer, telephone and office equipment.

     Primarily in connection with the Company's implementation of a new management information system, the establishment of a field sales force logistics organization and the continued development of its teleservice center in Norfolk, Virginia, the Company anticipates capital expenditures in 1998 to amount to approximately $5.0 million.

     The Company's credit facility (the ''Credit Facility'') provides for a $5.0 million revolving line of credit, which is secured by the Company's assets. As of December 31, 1997 and March 31, 1998, no amounts were outstanding under the Credit Facility. The Credit Facility contains various financial and reporting covenants. In July and November 1997 and May 1998, certain covenants in the Credit Facility were amended to allow for the anticipated increases in capital expenditures related to its teleservice center in Norfolk, Virginia.

     In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois corporation. The purchase price was $800,000 in cash, subject to adjustment upward or downward based on certain revenue and pre-tax earnings goals in the calendar year subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired, estimated to be $800,000, will be amortized over twenty years. The Company does not anticipate a material change in cash flows from operations related to this acquired business.

     In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,330,000 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company may be required to pay certain contingent payments based on certain revenue goals related to the calendar year subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired is estimated to be approximately $8,300,000 and will be amortized over twenty years. The Company does not anticipate a material change in cash flows from operations related to this acquired business.

     In March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services for up to a two-year period. Such services will include meeting planning, event coordination and other services. Due to the timing of cash receipts and disbursements related to this contract, the Company anticipates that cash flows from operations will be negatively impacted during the first half of 1998 and positively impacted during the second half of the year.

     In April 1998, the Company announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 3,900,000 shares of Common Stock, of which 2,400,000 shares are being sold by selling stockholders and 1,500,000 shares, as well as up to 585,000 shares which may be sold pursuant to the Underwriters' over-allotment option, are being sold by the Company (the "Secondary Offering"). The Secondary Offering is expected to be completed during the second quarter of 1998. The net proceeds of the Secondary Offering will be used for working capital and other corporate purposes, including potential acquisitions. Funds from the Secondary Offering will provide additional flexibility and reduce the potential need to incur debt in the future as the Company pursues future acquisitions while it also meets the anticipated cash flow requirements associated with growing its existing lines of business. There can be no assurances that such Secondary Offering will occur.

     In May 1998, the Company entered into an agreement to purchase substantially all of the assets and assume certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation ("MES"). The purchase price is $10.0 million in cash and 160,103 shares of Common Stock of the Company. In addition, the Company may be required to pay up to $10.0 million in contingent cash payments based on certain operating income goals of the acquired business during the twelve-month period subsequent to the acquisition date. The acquisition is expected to close during the second quarter of 1998. The acquisition will be accounted for using the purchase method of accounting with the resulting goodwill amortized over twenty years. There can be no assurance that the acquisition of MES will be accomplished on the terms set forth above, or at all.


YEAR 2000

     In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. The Company plans to modify certain portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of compliance and its effect on the Company's future results is currently being determined as part of the conversion planning, although the Company does not believe such cost will be material. The Company anticipates completion of the conversion process by December 31, 1998. There can be no assurance that the timing and cost estimates related to the year 2000 conversion will be achieved. Actual results could differ materially from those anticipated.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ''Reporting Comprehensive Income'' (''SFAS 130'') and Statement of Financial Accounting Standards No. 131, ''Disclosures about Segments of an Enterprise and Related Information'' (''SFAS 131''). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this pronouncement had no impact on the Company's financial position or results of operations as of March 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report which are not historical facts are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the Company's: dependence on the pharmaceutical industry, customer concentration, reliance on new services for continued growth, management of growth, acquisition risks, variation in quarterly operating results, regulation, exposure in pending and potential litigation exposure and reliance on certain personnel, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Thomas S. Boron, a former stockholder and officer of the Company, filed a complaint on March 27, 1998 in the United States District Court for the District of New Jersey against the Company, Patrick G. LePore and Gregory F. Boron, senior officers and directors of the Company, and Michael W. Foti and Christopher J. Sweeney, former officers of and current consultants to the Company, alleging, among other matters, securities and common law fraud and breach of contract in connection with the settlement of contractual arrangements with Thomas S. Boron in December 1996. The damages sought by Thomas S. Boron are not stated in the complaint. The Company's By-laws provide for mandatory indemnification of the Company's officers and former officers to the fullest extent authorized by the Delaware General Corporation Law against all expenses incurred in proceedings in which an officer or former officer is involved as a result of serving or having served as an officer, director or employee of the Company. The Company believes the allegations of Thomas S. Boron are without merit and intends to contest them vigorously. The Company believes that the matter may involve significant litigation-related expenses but that it will not have a material adverse effect on its financial condition or results of operations; there can be no assurance, however, that this will be the case.

Item 2.  Changes in Securities

         (c) In March 1998, pursuant to an Asset Purchase Agreement with Strategic Implications International, Inc. ("SII"), the Company issued 137,052 shares of its Common Stock to SII, along with $4,330,000, in exchange for substantially all of the assets of SII, in reliance upon the exemption from registration under
              Section 4(2) of the Securities Act.

         (d)  Use of Proceeds from initial public offering.

     The Company's use of proceeds from its initial public offering, as reported in its Form 10-K for the year ended December 31, 1997 as filed with the SEC, is updated as follows:

     Implementation of management information system and enhancement of overall technological capabilities--$2,260,000, capital expenditures for teleservice center in Norfolk, Virginia--$1,216,000.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote of Security-Holders

         Not applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27 Financial Data Schedule

         (b) Reports on Form 8-K.   None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BORON, LEPORE & ASSOCIATES, INC.



Date: May 5, 1998                 By: /s/ Patrick G. LePore
                                  ---------------------------------
                                  Patrick G. LePore
                                  Chief Executive Officer, President
                                  and Chairman of the Board
                                  (Principal Executive Officer)


Date: May 5, 1998                 By: /s/ Martin J. Veilleux
                                  ---------------------------------
                                  Martin J. Veilleux
                                  Chief Financial Officer, Secretary
                                  and Treasurer (Principal Financial
                                  and Accounting Officer)

                                 EXHIBIT INDEX

      Exhibit
      Number                     Description
      -------    ----------------------------------------------

        27         Financial Data Schedules