Form 10-Q
period 1998-06-30
BORON LEPORE & ASSOCIATES INC
filed 1998-08-13
CIK 1029281

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1998
                 --------------------------------------------

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File Number:


                       BORON, LEPORE & ASSOCIATES, INC.
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                         22-2365997
       (State or other jurisdiction             (I.R.S. Employer
      of Incorporation or organization)         Identification No.)


  17-17 ROUTE 208 NORTH, FAIR LAWN, NEW JERSEY        07410
     (Address of principal executive office)        (Zip Code)

      Registrant's telephone number, including area code:  (201) 791-7272



Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]        NO   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                     OUTSTANDING AT AUGUST 5, 1998
                  -----                     -----------------------------
    Common stock, par value $.01 share                  12,627,514




================================================================================

                        BORON, LEPORE & ASSOCIATES, INC.



                                     INDEX


                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets at June 30, 1998 (unaudited) and
           December 31, 1997..........................................    3

          Statements of Income for the Three Months Ended June 30,
           1998 and 1997 (unaudited) and the Six Months Ended
           June 30, 1998 and 1997 (unaudited).........................    4

          Statements of Cash Flows for the Six Months Ended June 30,
           1998 and 1997 (unaudited)..................................    5

          Notes to Financial Statements...............................   6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   9-13

PART II   OTHER INFORMATION

          Item 1:  Legal Proceedings..................................    14

          Item 2:  Changes in Securities..............................    14

          Item 3:  Defaults in Senior Securities......................    14

          Item 4:  Submission of Matters to a Vote of Security
                    Holders...........................................    14

          Item 5:  Other Information..................................    14

          Item 6:  Exhibits and Reports on Form 8-K
                          (a)  Exhibits
                                 27 Financial Data Schedules

                          (b)  Reports on Form 8-K

          Signatures..................................................    15

          Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                                BALANCE SHEETS

                                                                                            June 30,             December 31,
                                                                                              1998                   1997
                                                                                         --------------       ----------------
                                                                                           (Unaudited)
                                       ASSETS
Current assets:
    Cash and cash equivalents.......................................................       $ 39,985,970          $ 24,015,554
    Accounts receivable, net........................................................         50,266,052            21,764,173
    Prepaid expense and other current assets........................................          3,398,254               729,559
                                                                                           ------------          ------------
         Total current assets.......................................................         93,650,276            46,509,286
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
$1,359,051 at June 30, 1998 and $848,732 at December 31, 1997.......................          7,022,459             4,454,023
Intangible assets...................................................................         25,579,471                20,250
Other assets........................................................................            430,060                72,921
                                                                                           ------------          ------------
TOTAL ASSETS........................................................................       $126,682,266          $ 51,056,480
                                                                                           ============          ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses..........................................       $ 19,150,179          $  9,729,766
     Deferred revenue...............................................................         13,949,254             6,974,696
                                                                                           ------------          ------------
         Total current liabilities..................................................         33,099,433            16,704,462

Deferred income taxes...............................................................          3,123,000             1,509,000

Committments and contingencies

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value, 50,000,000 shares authorized, 16,827,513 issued and 12,627,514 outstanding at June 30, 1998; 14,947,978 issued and
      10,747,979 outstanding at December 31, 1997...................................            168,276               149,480
     Treasury stock at cost, 4,199,999 shares at June 30, 1998 and
         December 31, 1997..........................................................        (24,349,992)          (24,349,992)
     Additional paid-in capital.....................................................        117,527,012            64,176,975
     Accumulated deficit............................................................         (2,885,463)           (7,133,445)
                                                                                           ------------          ------------
         Total stockholders' equity.................................................         90,459,833            32,843,018
                                                                                           ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................       $126,682,266          $ 51,056,480
                                                                                           ============          ============

      The accompanying notes are an integral part of these balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                              STATEMENTS OF INCOME

                                  (Unaudited)


                                                      Three months ended                             Six months ended
                                                           June 30,                                      June 30,
                                              -------------------------------------        ---------------------------------------
                                                   1998                    1997                  1998                    1997
                                                ----------              ----------           -----------              ----------
Revenues.................................       $47,740,007             $18,448,031           $79,893,883             $32,120,894
Cost of sales............................        34,658,558              13,102,785            58,415,231              22,839,524
                                                -----------             -----------           -----------             -----------
    Gross profit.........................        13,081,449               5,345,246            21,478,652               9,281,370

Selling, general and administrative
 expenses................................         9,693,514               2,759,522            15,473,922               5,009,044
                                                -----------             -----------           -----------             -----------
    Operating income.....................         3,387,935               2,585,724             6,004,730               4,272,326
Interest (income) expense, net...........          (318,727)                357,359              (626,934)                766,463
                                                -----------             -----------           -----------             -----------
    Income before income taxes...........         3,706,662               2,228,365             6,631,664               3,505,863
Provision for income taxes...............         1,334,398                 800,000             2,384,398               1,200,000
                                                -----------             -----------           -----------             -----------
    Net income...........................       $ 2,372,264             $ 1,428,365           $ 4,247,266             $ 2,305,863
                                                ===========             ===========           ===========             ===========

Income per common and common
  equivalent share:

    Basic................................             $0.20                   $0.43                 $0.38                   $0.63
                                                ===========             ===========           ===========             ===========
    Diluted..............................             $0.20                   $0.19                 $0.37                   $0.31
                                                ===========             ===========           ===========             ===========
Weighted average number of common and
  common equivalent shares:

     Basic...............................        11,657,353               2,750,328            11,215,837               2,743,821
                                                ===========             ===========           ===========             ===========
     Diluted.............................        12,082,161               7,463,387            11,630,327               7,433,682
                                                ===========             ===========           ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              -------------------------------------
                                                                                  1998                      1997
                                                                              -----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................        $  4,247,266               $ 2,305,863
Adjustments for noncash items included in operating activities:
    Depreciation and amortization.....................................             773,054                   109,558
    Non cash compensation expense.....................................                  --                    42,558
    Deferred income taxes.............................................           1,614,000                 1,200,000
    Change in operating asset and liability components:
      Increase in accounts receivable, net............................         (22,164,680)               (4,472,678)
      Increase in prepaid expenses and other assets...................          (2,600,521)                 (746,550)
      Increase in other assets........................................            (336,926)                   (5,269)
      Increase (decrease) in accounts payable and accrued expenses....           7,612,965                (3,631,260)
      Increase in deferred revenue and billings in excess of costs....             106,208                 3,276,904
                                                                              ------------               -----------
         Net cash used in operating activities........................         (10,748,634)               (1,920,874)
                                                                              ------------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of furniture, fixtures and equipment....................          (2,850,185)               (1,386,223)
    Business acquisitions, net of acquired cash.......................         (14,842,998)                       --
                                                                              ------------               -----------
         Net cash used in investing activities........................         (17,693,183)               (1,386,223)
                                                                              ------------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt......................................                  --                  (250,000)
    Repayments of revolving line of credit............................                  --                (1,000,000)
    Proceeds from the issuance of common stock........................          44,412,233                   114,318
                                                                              ------------               -----------
         Net cash provided by (used in)
          financing activities........................................          44,412,233                (1,135,682)
                                                                              ------------               -----------
Increase (decrease) in cash and cash equivalents......................          15,970,416                (4,442,779)
CASH AND CASH EQUIVALENTS, beginning of period........................          24,015,554                 7,175,648
                                                                              ------------               -----------
CASH AND CASH EQUIVALENTS, end of period..............................        $ 39,985,970               $ 2,732,869
                                                                              ============               ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest..........................................................        $         --               $   754,000
    Taxes.............................................................        $  1,695,000               $        --


   The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                         NOTES TO  FINANCIAL STATEMENTS

                                  (UNAUDITED)


(1)   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides outsourced promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry.

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


(2)   PUBLIC STOCK OFFERING:

In the second quarter of 1998, the Company completed a secondary public offering of 2,980,000 shares (including underwriter's over allotment of 80,000 shares) of Common Stock, of which 1,580,000 shares were issued and sold by the Company at $30.00 per share resulting in net proceeds to the Company, after underwriter's commissions and offering costs, of approximately $44.4 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including the funding of potential acquisitions.

                        BORON, LEPORE & ASSOCIATES, INC.

                         NOTES TO  FINANCIAL STATEMENTS

                                  (UNAUDITED)


(3)   EARNINGS PER SHARE:

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" the following table reconciles income and share amounts used to calculate basic and diluted earnings per share.


                                                            Three months ended                        Six months ended
                                                                  June 30,                                 June 30,
                                                   ------------------------------------     -------------------------------------
                                                        1998                 1997                 1998                 1997
                                                   ---------------     ----------------     ----------------     ----------------
Numerator:
 Net Income - Diluted............................    $ 2,372,264           $1,428,365          $ 4,247,266           $2,305,863

 Less Dividends accrued on Convertible
   Participating Preferred Stock.................             --              249,000                   --              581,000
                                                     -----------           ----------          -----------           ----------
 Net income - Basic..............................    $ 2,372,264           $1,179,365          $ 4,247,266           $1,724,863
                                                     ===========           ==========          ===========           ==========
Denominator:
 Weighted average shares outstanding - Basic.....     11,657,353            2,750,328           11,215,837            2,743,821

 Incremental shares from assumed conversions
   of options....................................        424,808               46,395              414,490               23,197

 Convertible participating preferred stock.......             --            4,666,664                   --            4,666,664
                                                     -----------           ----------          -----------           ----------
 Weighted average shares outstanding - Diluted...     12,082,161            7,463,387           11,630,327            7,433,682
                                                     ===========           ==========          ===========           ==========
Earnings per share - Basic.......................    $      0.20           $     0.43          $      0.38           $     0.63
                                                     ===========           ==========          ===========           ==========
Earnings per share - Diluted.....................    $      0.20           $     0.19          $      0.37           $     0.31
                                                     ===========           ==========          ===========           ==========

(4)  ACQUISITIONS:

In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation. The purchase price was $10,000,000 in cash and 160,103 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount up to $10,000,000 in contingent cash payments based on certain operating income goals of the acquired business during the twelve month period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $16,700,000 and will be amortized over twenty years.

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

                       BORON, LEPORE & ASSOCIATES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Boron, LePore & Associates, Inc. ("BLP" or the "Company") provides outsourced promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry. Substantially all of the Company's customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. The Company's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and to continue to expand its array of other promotional, marketing, educational and field sales force logistics services.

Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1996 and then again from 1996 to 1997. Revenues also grew significantly in the second quarter and six months ended June 30, 1998 as compared to the second quarter and six months ended June 30, 1997. This growth has resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of promotional, marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy are further enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last two years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field sales force logistics services. During 1997, in connection with this expansion of services, the Company opened a new teleservice center in Norfolk, Virginia in July and established a contract sales organization in August. In addition, in late 1997, the Company began forming a field sales force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services for up to a two-year period. Such services include meeting planning, event coordination and other services. The contract provides for a management fee component and a fee-for-service component. The management fee for the first year is fixed and will represent substantial revenues in 1998. The management fee for the second year is subject to future negotiation. The fee-for-service component is dependent upon the level of services provided. The Company believes field sales force logistics is a substantial, emerging business opportunity and that the Company's historical expertise and ability to invest in technology provide it with a strategic advantage. However, there can be no assurance that the Company will be able to obtain additional field sales force logistics contracts, that the existing contract will be extended beyond the second year or that the management fee for such second year will be negotiated on terms acceptable to the Company (which failure to so negotiate the management fee would result in the termination of the contract at the end of the first year). In the first quarter of 1998, the Company acquired a continuing medical education company and entered into its second contract to provide contract sales services. In addition, in the second quarter of 1998, the Company acquired a medical education and sales training company.

Although revenues from the Company's peer-to-peer meeting business grew from $20.6 million in 1995 to $33.4 million in 1996 and then to $45.1 million in 1997, the Company does not anticipate that future growth of revenues from this line of business will continue at such an accelerated rate. More recently, revenues from this line of business increased from $20.5 million in the first six months of 1997 to $24.9 million in the first six months of 1998, an increase of 22%. There can be no assurances that future growth of revenues from this line of business, if any, will continue at this rate. In addition, certain of BLP's newer services, particularly symposia and field sales force logistics, have lower gross margin percentages than the Company's historical peer-to-peer meeting business. Furthermore, the initial costs related to the Company's new teleservice center and new contract sales organization, as well as the continued development and implementation costs of the Company's technology enhancement efforts and the establishment and build-out of its field sales force logistics organization, will negatively impact the

Company's 1998 financial performance. The Company anticipates that, due to those costs and an anticipated increase in the proportion of symposia and field sales force logistics revenue during 1998 relative to 1997, its operating profit as a percentage of revenues in 1998 will be less than that achieved in 1997. The Company's objective is to enhance its operating profit during the second half of 1998 through efficiency efforts, carefully managing operating expenses and improving its mix of revenue. However, the Company's operating margins could be adversely affected if its efforts to enhance the profitability of its services are not successful, the proportion of symposia or field sales force logistics revenue to total revenues increases more than anticipated or total revenues do not grow sufficiently to fully leverage its operating expenses.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items reflected in the Company's Statements of Operations for the periods indicated.

                                              Three months ended           Six months ended
                                                     June 30,                   June 30,
                                             --------------------        --------------------
                                              1998          1997          1998          1997
                                             ------        ------        ------        ------
Revenues...............................      100.0%        100.0%        100.0%        100.0%
Cost of sales..........................       72.6          71.0          73.1          71.1
                                             ------        ------        ------        ------
     Gross profit......................       27.4          29.0          26.9          28.9

Selling, general and administrative
  expenses.............................       20.3          15.0          19.4          15.6
                                             ------        ------        ------        ------
     Operating income..................        7.1          14.0           7.5          13.3
Interest (income) expense, net.........       (0.7)          1.9          (0.8)          2.4
                                             ------        ------        ------        ------
     Income before income taxes........        7.8          12.1           8.3          10.9
Provision for income taxes.............        2.8           4.4           3.0           3.7
                                             ------        ------        ------        ------
     Net income........................        5.0%          7.7%          5.3%          7.2%
                                             ======        ======        ======        ======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1997

Revenues increased $29.3 million, or 159%, from $18.4 million in the three month period ended June 30, 1997 to $47.7 million in the three month period ended June 30, 1998. This growth primarily resulted from a $7.9 million, or 45%, increase in promotional conferencing services revenue, the addition of $10.3 million of revenue from field sales force logistics services, the addition of $5.4 million of revenue from contract sales services and an increase of $5.8 million in educational conferencing services. The increase in the Company's promotional conferencing services revenue was comprised of a $5.2 million increase in peer-to-peer meetings and other conferencing services and an increase in symposia services revenue of $2.7 million. The field sales force logistics revenue was comprised of $8.3 million of fee-for-service revenue and $2.0 million of management fee revenue.

Cost of sales increased $21.6 million, or 165%, from $13.1 million in the three month period ended June 30, 1997 to $34.7 million in the three month period ended June 30, 1998. Cost of sales as a percentage of revenues increased from 71.0% in the prior year period to 72.6% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics revenue partially offset by the decreased proportion of symposia services revenue, both of which have a lower average gross profit than the Company's historical business due to their higher proportion of production costs which are passed through to the customer with little or no markup. This increase was partially offset by an increase in educational services revenue, which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business.

Selling, general and administrative expenses increased $6.9 million, or 251%, from $2.8 million in the three month period ended June 30, 1997 to $9.7 million in the three month period in 1998. This increase was due to the cost of personnel additions of approximately $3.7 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $3.2 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 15.0% in the prior year period to 20.3% in the current year period as the increase in selling, general and administrative expenses was partially offset by the increase of revenues.

Operating income increased $0.8 million, or 31%, from $2.6 million in the three month period ended June 30, 1997 to $3.4 million in the three month period ended June 30, 1998. Operating income as a percentage of revenues decreased from 14.0% in the prior year period to 7.1% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increases in cost of sales and selling, general and administrative expenses as a percentage of revenues.

Interest expense, net of interest income, was $357,000 in the three month period ended June 30, 1997 compared to $318,000 of interest income, net of interest expense, in the three month period ended June 30, 1998. This change was due to
(i) a decrease in interest expense in the current year period as compared to the prior year period related to the Company's full repayment of its bank debt subsequent to the period ended June 30, 1997 and (ii) an increase in interest income in the current year period as compared to the prior year period related to the Company's higher average cash balance in the current year period as compared to the prior year period.

The provision for income taxes for the three month periods ended June 30, 1998 and June 30, 1997 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Revenues increased $47.8 million, or 149%, from $32.1 million in the six month period ended June 30, 1997 to $79.9 million in the six month period ended June 30, 1998. This growth primarily resulted from a $15.0 million, or 50%, increase in promotional conferencing services revenue, the addition of $17.2 million of revenue from field sales force logistics services, the addition of $8.8 million of revenue from contract sales services, and an increase of $6.2 million in educational conferencing services. The increase in the Company's promotional conferencing services revenue was comprised of a $10.6 million increase in symposia services revenue and an increase in revenue from peer-to-peer meetings and other conferencing services of $4.4 million. The field sales force logistics revenue was comprised of $12.2 million of fee-for-service revenue, $4.0 million of management fee revenue and $1.0 million of development fee revenue.

Cost of sales increased $35.6 million, or 156%, from $22.8 million in the six month period ended June 30, 1997 to $58.4 million in the six month period ended June 30, 1998. Cost of sales as a percentage of revenues increased from 71.1% in the prior year period to 73.1% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics revenue partially offset by the decrease in symposia services revenue, both of which have a lower average gross profit than the Company's historical business due to their higher proportion of production costs which are passed through to the customer with little or no markup. This increase was partially offset by an increase in educational services revenue, which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business.

Selling, general and administrative expenses increased $10.5 million, or 209%, from $5.0 million in the six month period ended June 30, 1997 to $15.5 million in the six month period ended June 30, 1998. This increase was due to the cost of personnel additions of approximately $5.4 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $5.1 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 15.6% in the prior year period to 19.4% in the current year period as the increase in selling, general and administrative expenses was partially offset by the increase of revenues.

Operating income increased $1.7 million, or 41%, from $4.3 million in the six month period ended June 30, 1997 to $6.0 million in the six month period ended June 30, 1998. Operating income as a percentage of revenues decreased from 13.3% in the prior year period to 7.5% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increases in cost of sales and selling, general and administrative expenses as a percentage of revenues.

Interest expense, net of interest income, was $766,000 in the six month period ended June 30, 1997 compared to $627,000 of interest income, net of interest expense, in the six month period ended June 30, 1998. This change was due to
(i) a decrease in interest expense in the current year period as compared to the prior year period related to the Company's full repayment of its bank debt subsequent to the period ended June 30, 1997 and (ii) an increase in interest income in the current year period as compared to the prior year period related to the Company's higher average cash balance in the current year period as compared to the prior year period.

The provision for income taxes for the six month periods ended June 30, 1998 and June 30, 1997 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $60.6 million in net working capital, an increase of $30.7 million from December 31, 1997. As described below, $44.4 million of the Company's net working capital resulted from the secondary public offering in the second quarter of 1998. The Company's primary sources of liquidity as of June 30, 1998 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility.

The Company's accounts receivable turnover averaged 95, 84 and 93 days for the periods ended June 30, 1998, December 31, 1997 and December 31, 1996. The allowance for doubtful accounts was $0.5 million at June 30, 1998, $0.4 million at December 31, 1997 and $0.3 million at December 31, 1996.

During the six months ended June 30, 1998, the Company used $10.7 million in operating activities and $17.7 million in investing activities. The $10.7 million used in operating activities was primarily related to the substantial increase in business experienced by the Company in the second quarter of 1998 relative to the first quarter of the year, including the timing of cash receipts and disbursements related to the field force logistics services contract. The Company anticipates that the timing of such cash receipts and disbursements will positively affect cash flows from operations in the second half of the year. The $17.7 million of cash used in investing activities was comprised of $14.8 million used for business acquisitions and $2.9 million used to purchase computer, telephone and office equipment.

Financing activities during the three month period ended June 30, 1998 generated $44.4 million of net cash inflows. Included in these activities was the Company's secondary public offering in the second quarter of 2,980,000 shares of Common Stock, of which 1,580,000 shares were issued and sold by the Company at $30.00 per share, resulting in net proceeds to the Company, after underwriter commissions and offering costs, of approximately $44.4 million.

The Company anticipates capital expenditures, primarily in connection with its implementation of a new management information system, the establishment of a field sales force logistics organization and the continued development of its teleservice center in Norfolk, Virginia, to amount to approximately $5.0 million in 1998.

The Company's credit facility (the "Credit Facility") provides for a $5.0 million revolving credit facility, which is secured by the Company's assets. As of December 31, 1996, December 31, 1997 and June 30, 1998, $1.0 million, $0 and $0, respectively, was outstanding under the revolving credit facility. Borrowings under the revolver are due on December 31, 2001. The Credit Facility contains various financial and reporting covenants. In July 1997, November 1997 and May 1998, certain covenants in the Credit Facility were amended to allow for the anticipated increases in capital expenditures related to its teleservice center in Norfolk, Virginia.


YEAR 2000

The Company plans to modify certain portions of its software so that its computer and non-information technology systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of compliance and its effect on the Company's future results is currently being determined as part of the conversion planning, although the Company does not believe such cost will be material. The Company anticipates completion of the conversion process by December 31, 1998. The Company has not yet undertaken an assessment of its material customers' and suppliers' Year 2000 preparedness. The Company has not yet drafted a contingency plan to outline the Company's actions in the event its Year 2000 compliance plan is not successfully implemented. There can be no assurance that the Company's, or its customers' and suppliers', Year 2000 conversion will be successfully completed. Actual results could differ materially from those anticipated.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the Company's: dependence on the pharmaceutical industry, customer concentration, reliance on new services for continued growth, management of growth, acquisition risks, variation in quarterly operating results, regulation, potential litigation exposure and reliance of certain personnel, successful completion of the Company's Year 2000 compliance program and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

          As previously disclosed, Thomas S. Boron, a former stockholder and officer of the Company, filed a complaint on March 27, 1998 in the United States District Court for the District of New Jersey against the Company, Patrick G. LePore and Gregory F. Boron, senior officers and directors of the Company, and Michael W. Foti and Christopher J. Sweeney, former officers of and current consultants to the Company, alleging, among other matters, securities and common law fraud and breach of contract in connection with the settlement of contractual arrangements with Thomas S. Boron in December 1996. The damages sought by Thomas S. Boron are not stated in the complaint. The Company's By-laws provide for mandatory indemnification of the Company's officers and former officers to the fullest extent authorized by the Delaware General Corporation Law against all expenses incurred in proceedings in which an officer or former officer is involved as a result of serving or having served as an officer, director or employee of the Company. The Company believes the allegations of Thomas S. Boron are without merit and intends to contest them vigorously. The Company believes that the matter may involve significant litigation-related expenses but that it will not have a material adverse effect on its financial condition or results of operations; there can be no assurance, however, that this will be the case.

Item 2.   Changes in Securities

     (c) In August 1998, pursuant to an Asset Purchase Agreement with Strategem Plus, Inc. ("Strategem"), the Company issued 13,630 shares of its Common Stock to Strategem, along with $2,000,000, in exchange for substantially all of the assets of Strategem, in reliance upon the exemption from registration under section 4 (2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 1998 Annual Meeting of Stockholders on June 4, 1998. At the meeting, the following directors were elected to serve until the 2001 Annual Meeting.

                                Vote For      Vote Withheld
                                --------      -------------

         Jacqueline C. Morby    8,539,294        102,100
         John A. Staley, IV     8,539,294        102,100

         Additionally, the Company received stockholder approval to amend the Company's 1996 Stock Option and Grant Plan to increase the number of shares reserved for issuance under the Plan by 1,000,000 shares.

                        Vote For           Against        Abstain
                        --------           -------        -------

                       6,646,422          1,405,845      12,216

Item 5.  Other information

         In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc., a New Jersey corporation. The purchase price was $2.0 million in cash and 13,630 shares of common stock of the Company. In addition, the Company may be required to pay certain contingent payments based upon the achievement of specified revenue goals. The acquisition will be accounted for using the purchase method of accounting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27  Financial Data Schedule

         (b)  Reports on Form 8-K
              Form 8-K filed May 29, 1998 and amended on July 28, 1998, relating to the acquisition of MES.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BORON, LEPORE & ASSOCIATES, INC.



Date: August 12, 1998                   By: /s/ Patrick G. LePore
                                           ---------------------------------
                                           Patrick G. LePore
                                           Chief Executive Officer, President
                                           and Chairman of the Board
                                           (Principal Executive Officer)



Date: August 12, 1998                   By: /s/ Martin J. Veilleux
                                           ---------------------------------
                                           Martin J. Veilleux
                                           Chief Financial Officer, Secretary
                                           and Treasurer (Principal Financial
                                           and Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit Number      Description
       --------------      -----------

             27            Financial Data Schedule