Form 10-Q
period 1998-09-30
BORON LEPORE & ASSOCIATES INC
filed 1998-11-16
CIK 1029281

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1998
               -------------------------------------------------

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACCT OF 1934


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


                             YES  [X]     NO  [_]
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                       OUTSTANDING AT NOVEMBER 5, 1998
            -----                       -------------------------------
Common stock, par value $.01 share                  12,641,144


================================================================================

                        BORON, LEPORE & ASSOCIATES, INC.


                                     INDEX


                                                                                                   Page
                                                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Balance Sheets at September 30, 1998
              (unaudited) and December 31, 1997................................................... 3

            Statements of Income for the Three Months Ended September 30, 1998 and 1997
              (unaudited) and the Nine Months Ended September 30, 1998 and 1997 (unaudited)....... 4

            Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997
            (unaudited)........................................................................... 5

            Notes to Financial Statements......................................................... 6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................ 8-13


PART II     OTHER INFORMATION

            Item 1:     Legal Proceedings.........................................................  14

            Item 2:     Changes in Securities.....................................................  14

            Item 3:     Defaults in Senior Securities.............................................  14

            Item 4:     Submission of Matters to a Vote of Security Holders.......................  14

            Item 5:     Other Information.........................................................  14

            Item 6:     Exhibits and Reports on Form 8-K
                       (a) Exhibits
                           27 Financial Data Schedules
                       (b) Reports on Form 8-K

            Signatures............................................................................  15

            Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                                BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)



                                                                                        September 30,           December 31,
                                                                                            1998                    1997
                                                                                        ------------            -----------
                                                                                         (Unaudited)
                                         ASSETS
Current assets:
    Cash and cash equivalents.........................................................     $ 39,759               $24,015
    Accounts receivable, net..........................................................       43,617                21,764
    Prepaid expense and other current assets..........................................        2,431                   730
                                                                                           --------               -------
Total current assets..................................................................       85,807                46,509
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
$1,668 at September 30, 1998 and $849 at December 31, 1997............................        7,808                 4,454
Intangible assets.....................................................................       33,222                    20
Other assets..........................................................................          502                    73
                                                                                           --------               -------
TOTAL ASSETS..........................................................................     $127,339               $51,056
                                                                                           ========               =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................................     $  6,882               $ 3,838
    Accrued payroll...................................................................        3,387                 1,288
    Accrued expenses..................................................................       12,448                 4,604
    Deferred revenue..................................................................        9,489                 6,974
                                                                                          ---------              --------
        Total current liabilities.....................................................       32,206                16,704

Deferred income taxes.................................................................        1,123                 1,509

Committments and contingencies

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value, 50,000,000 shares authorized, 16,841,143 issued and 12,641,144 outstanding at September 30, 1998; 14,947,978 issued
    and 10,747,979 outstanding at December 31, 1997...................................          168                   149
   Treasury stock at cost, 4,199,999 shares at September 30, 1998 and
       December 31, 1997..............................................................      (24,350)              (24,350)
    Additional paid-in capital........................................................      117,977                64,177
    Accumulated earnings (deficit)....................................................          215                (7,133)
                                                                                          ---------              --------
     Total stockholders'  equity......................................................       94,010                32,843
                                                                                          ---------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................     $127,339               $51,056
                                                                                          =========              ========

      The accompanying notes are an integral part of these balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                              STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                  (UNAUDITED)


                                                   Three months ended                   Nine months ended
                                                      September 30,                       September 30,
                                         -----------------------------------   ----------------------------------
                                                 1998              1997              1998              1997
                                         -----------------  ----------------   ---------------  -----------------
Revenues.................................     $ 41,937          $ 17,500         $121,831           $ 49,621

Cost of sales............................       27,867            12,408           86,282             35,248
                                              --------          --------         --------           --------

  Gross profit...........................       14,070             5,092           35,549             14,373

Selling, general and administrative
 expenses................................        9,920             3,060           25,394              8,069
                                              --------          --------         --------           --------
Operating income.........................        4,150             2,032           10,155              6,304

Interest (income) expense, net...........         (551)              658           (1,178)             1,424
                                              --------          --------         --------           --------
  Income before income taxes.............        4,701             1,374           11,333              4,880

Provision for income taxes...............        1,600               300            3,985              1,500
                                              --------          --------         --------           --------
  Net income.............................     $  3,101          $  1,074         $  7,348           $  3,380
                                              --------          --------         --------           --------
Net income per common and common
equivalent share:

  Basic..................................     $   0.25          $   0.24         $   0.63           $   0.85
                                              --------          --------         --------           --------
  Diluted................................     $   0.24          $   0.13         $   0.61           $   0.44
                                              --------          --------         --------           --------
Weighted average number of common and
common equivalent shares:

  Basic..................................       12,635             3,436           11,694              3,007
                                              ========          ========         ========           ========
  Diluted................................       13,119             7,980           12,132              7,648
                                              ========          ========         ========           ========

   The accompanying notes are an integral part of these financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                                1998              1997
                                                                           --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................            $  7,348         $  3,380
Adjustments for noncash items included in operating activities:
   Depreciation and amortization...................................               1,474              207
   Write-off of unamortized loan fees..............................                  --              271
   Non cash compensation expense...................................                  --               43
   Deferred income taxes...........................................                (386)           1,000
   Change in operating asset and liability components:
      Increase in accounts receivable, net.........................             (14,656)          (3,179)
      Increase in prepaid expenses and other assets................              (1,633)            (712)
      Increase in security deposits................................                  --              (19)
      Increase in intangible assets................................                  --               (1)
      Increase in other assets.....................................                (408)              --
      Increase (decrease) in accounts payable and
        accrued expenses...........................................               5,046           (3,148)
      (Decrease) increase in deferred revenue......................              (5,521)           2,122
                                                                           ------------     ------------
        Net cash used in operating activities......................              (8,736)             (36)
                                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture, fixtures and equipment..................              (4,012)          (2,560)
   Business acquisitions, net of acquired cash.....................             (15,920)              --
                                                                           ------------     ------------
        Net cash used in investing activities......................             (19,932)          (2,560)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt....................................                  --          (20,000)
   Repayments of revolving line of credit..........................                  --           (1,000)
   Redemption of convertible participating preferred stock ........                  --          (10,819)
   Proceeds from the issuance of common stock......................              44,412           59,787
   Proceeds from the issuance of Class A common stock..............                  --              107
   Repurchase of treasury stock....................................                  --           (5,500)
                                                                           ------------     ------------
        Net cash provided by financing activities..................              44,412           22,575
                                                                           ------------     ------------
        Increase in cash and cash equivalents......................              15,744           19,979

CASH AND CASH EQUIVALENTS, beginning of period.....................              24,015            7,175
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS, end of period...........................            $ 39,759         $ 27,154
                                                                           ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest........................................................            $    --          $  1,583
   Taxes...........................................................            $  3,405         $     30


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


(2)   EARNINGS PER SHARE:

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" the following table reconciles income and share amounts used to calculate basic and diluted earnings per share.

                                                        Three months ended               Nine months ended
                                                            September 30,                  September 30,
                                                 -------------------------------- ------------------------------
(In thousands, except per share data)                  1998           1997            1998            1997
                                                     --------       --------        --------        --------
Numerator:
   Net Income-Diluted............................    $ 3,101           $1,074        $ 7,348         $3,380

   Less: Dividends on convertible participating
     preferred stock..............................        --             (249)            --           (830)
                                                     -------           ------        -------         ------
   Net income-Basic...............................   $ 3,101           $  825        $ 7,348         $2,550
                                                     =======           ======        =======         ======
Denominator:
   Weighted average shares outstanding-Basic......    12,635            3,436         11,694          3,007

Incremental shares from assumed conversions
of options........................................       484              232            438             94
Convertible participating preferred stock ........        --            4,312             --          4,547
                                                     -------           ------        -------         ------
Weighted average shares outstanding - Diluted.....    13,119            7,980         12,132          7,648
                                                     =======           ======        =======         ======
Earnings per share - Basic........................   $  0.25           $ 0.24        $  0.63         $ 0.85
                                                     =======           ======        =======         ======
Earnings per share - Diluted......................   $  0.24           $ 0.13        $  0.61         $ 0.44
                                                     =======           ======        =======         ======

                       BORON, LEPORE & ASSOCIATES, INC.

                        NOTES TO  FINANCIAL STATEMENTS

                                  (UNAUDITED)


(3)   ACQUISITIONS:

In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc., a New Jersey corporation. The purchase price was $1,500,000 in cash and 13,630 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount of cash and stock based on certain revenue goals of the acquired business during the twelve-month period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $2,000,000 and will be amortized over twenty years.

In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation. The purchase price was $10,000,000 in cash and 160,103 shares of the Company's common stock. The Company anticipates paying approximately $5,000,000 in the first quarter of 1999 based upon the attainment of operating income goals. In addition, the Company may be required to pay an additional amount up to $5,000,000 in contingent cash payments based on certain operating income goals of the acquired business during the five month period ending May 31, 1999. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $21,700,000 and will be amortized over twenty years.

In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300,000 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company anticipates paying approximately $700,000 in the first quarter of 1999 based on the attainment of performance goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $9,100,000 and will be amortized over twenty years.

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


(4)   PUBLIC STOCK OFFERING:

In the second quarter of 1998, the Company completed a secondary public offering of 2,980,000 shares (including underwriters' over allotment of 80,000 shares) of Common Stock, of which 1,580,000 shares were issued and sold by the Company at $30.00 per share resulting in net proceeds to the Company, after underwriters' commissions and offering costs, of approximately $44.4 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including the potential funding of acquisitions.

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

Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1996 and then again from 1996 to 1997. Revenues also grew significantly in the third quarter and nine months ended September 30, 1998 as compared to the comparable prior year periods. This growth has resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflect the continuing recognition of peer-to-peer meeting programs as an effective promotional technique, acceptance of the Company's newer services and increased levels of promotional, marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy are further enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last two years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field sales force logistics services.

In connection with its expansion of services, during 1997, the Company opened a new teleservice center in Norfolk, Virginia and established a contract sales organization. In late 1997, the Company began forming a field sales force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services through December 1999. Such services include meeting planning, event coordination and other logistical services. The contract provides for a management fee component and a fee-for-service component. The contract was amended in October 1998 to establish the management fee for calendar year 1999. The fee-for-service component is dependent upon the level of services provided. The Company believes field sales force logistics is a substantial, emerging business opportunity and that the Company's historical expertise and ability to invest in technology provide it with a strategic advantage. However, there can be no assurance that the Company will be able to obtain additional field sales force logistics contracts, or that the field sales force logistics business with the one existing customer will be extended beyond 1999. Also in 1998, the Company continued to enhance its newer service offerings, as it acquired two medical education companies and added clients to its contract sales business.

The Company has been advised that a significant customer will not be making new commitments for speaker training and advisory panel meetings with the Company. This customer represented 24% and 33% of the Company's total revenues during the three-month and nine-month periods ended September 30, 1998, respectively. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. The Company believes that future revenue related to this customer's speaker training and advisory panel meetings, if any, will be significantly lower than historical amounts. In attempting to replace the profit previously generated by this speaker training and advisory panel business, the Company intends to focus on other more profitable services rather than attempting to replace the anticipated loss in speaker training and advisory panel meetings revenue, as these meetings have a significantly lower gross margin percentage than other services. There can be no assurance that the Company will be able to develop or increase revenues from these services quickly enough or with enough magnitude and profitability to mitigate the reduction in profit related to the anticipated reduction in speaker training and advisory panel meetings revenue. In addition, since this customer had been shifting its business with the Company from peer-to-peer meeting programs toward speaker training and advisory panel meetings, future revenue levels from peer-to-peer meetings for this customer may be significantly lower than historical amounts. The Company believes that it will be able to grow its peer-to-peer meeting revenue whether or not this principal customer reduces this type of business with the Company. There can be no assurance that the Company will be able to retain this customer or build other customer relations to the level necessary to achieve such revenue growth.

Although revenues from the Company's peer-to-peer meeting business grew from $20.6 million in 1995 to $33.4 million in 1996 and then to $45.1 million in 1997, the Company does not anticipate that future growth of revenues from this line of business will continue at such an accelerated rate. More recently, revenues from this line of business increased from $31.3 million in the first nine months of 1997 to $38.4 million in the first nine months of 1998, an increase of 23%. There can be no assurance that future growth of revenues from this line of business, if any, will continue at this rate. In addition, certain of BLP's newer services, particularly symposia (also known as speaker training meetings) and field sales force logistics, have lower gross margin percentages than the Company's historical peer-to-peer meeting business. Furthermore, the initial costs related to the Company's new teleservice center, contract sales organization, development and implementation costs of the Company's technology enhancement efforts and the establishment and build-out of its field sales force logistics organization, have negatively impacted the Company's 1998 financial performance. Due to those costs and the anticipated increase in the proportion of symposia and field sales force logistics revenue during 1998 relative to 1997, its operating profit as a percentage of revenues in 1998 has been less than that achieved in 1997. The Company's objective is to enhance its operating profit through efficiency efforts, carefully managing operating expenses and improving its mix of revenue. However, the Company's operating margins could be adversely affected if its efforts to enhance the profitability of its services are not successful, the proportion of symposia or field sales force logistics revenue to total revenues increases more than anticipated or total revenues do not grow sufficiently to fully leverage its operating expenses.


RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in the Company's Statements of Operations for the periods indicated.

                                         Three months ended            Nine months ended
                                            September 30,                 September 30,
                                         1998           1997           1998            1997
                                     ------------  -------------   ------------   -------------
Revenues.............................      100.0%         100.0%         100.0%          100.0%

Cost of sales........................       66.4           70.9           70.8            71.0
                                        --------       --------       --------        --------
     Gross profit....................       33.6           29.1           29.2            29.0

Selling, general and administrative
 expenses............................       23.7           17.5           20.9            16.3
                                        --------       --------       --------        --------
     Operating income................        9.9           11.6            8.3            12.7

Interest (income) expenses, net......       (1.3)           3.8           (1.0)            2.9
                                        --------       --------       --------        --------
     Income before income taxes.....        11.2            7.8            9.3             9.8

Provision for income taxes...........        3.8            1.7            3.3             3.0
                                        --------       --------       --------        --------
     Net income......................        7.4%           6.1%           6.0%            6.8%
                                        ========       ========       ========        ========


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues increased $24.4 million, or 140%, from $17.5 million in the three-month period ended September 30, 1997 to $41.9 million in the three-month period ended September 30, 1998. This growth primarily resulted from a $3.3 million, or 21%, increase in promotional conferencing services revenue, the addition of $8.3 million of revenue from field sales force logistics services, an increase of $5.7 million in revenue from contract sales services and an increase of $7.1 million in educational conferencing services. The increase in the Company's promotional conferencing services revenue was comprised of a $2.9 million increase in peer-to-peer meetings and other conferencing services and an increase in symposia services revenue of $0.4 million.

Cost of sales increased $15.5 million, or 125%, from $12.4 million in the three-month period ended September 30, 1997 to $27.9 million in the three-month period ended September 30, 1998. Cost of sales as a percentage of revenues decreased from 70.9% in the prior year period to 66.4% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increase in educational services revenue, which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business.

Selling, general and administrative expenses increased $6.9 million, or 224%, from $3.0 million in the three-month period ended September 30, 1997 to $9.9 million in the three-month period ended September 30, 1998. This increase was due to the cost of personnel additions of approximately $4.2 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $2.6 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 17.5% in the prior year period to 23.7% in the current year period as the increase in selling, general and administrative expenses was partially offset by the increase of revenues.

Operating income increased $2.1 million, or 104%, from $2.0 million in the three-month period ended September 30, 1997 to $4.1 million in the three-month period ended September 30, 1998. Operating income as a percentage of revenues decreased from 11.6% in the prior year period to 9.9% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increase in selling, general and administrative expenses as a percentage of revenues partially offset by an increase in gross profit.

Interest expense, net of interest income, was $658,000 in the three-month period ended September 30, 1997 compared to $551,000 of interest income, net of interest expense, in the three-month period ended September 30, 1998. This change was due to (i) a decrease in interest expense in the current year period as compared to the prior year period related to the Company's full repayment of its bank debt subsequent to the period ended September 30, 1997 and (ii) an increase in interest income in the current year period as compared to the prior year period related to the Company's higher average cash balance in the current year period as compared to the prior year period.

The provision for income taxes for the three-month periods ended September 30, 1998 and September 30, 1997 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues increased $72.2 million, or 146%, from $49.6 million in the nine-month period ended September 30, 1997 to $121.8 million in the nine-month period ended September 30, 1998. This growth primarily resulted from a $18.4 million, or 40%, increase in promotional conferencing services revenue, the addition of $25.5 million of revenue from field sales force logistics services, an increase of $14.5 million of revenue from contract sales services and an increase of $13.8 million in educational conferencing services. The increase in the Company's promotional conferencing services revenue was comprised of a $11.0 million increase in symposia services revenue and an increase in revenue from peer-to-peer meetings and other conferencing services of $7.4 million.

Cost of sales increased $51.1 million, or 145%, from $35.2 million in the nine-month period ended September 30, 1997 to $86.3 million in the nine-month period ended September 30, 1998. Cost of sales as a percentage of revenues decreased from 71.0% in the prior year period to 70.8% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increase in educational services revenue which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business. This decrease was partially offset by an increased proportion of field sales force logistics revenue, which, during the first nine months of 1998, had a lower average gross profit than the Company's historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup.

Selling, general and administrative expenses increased $17.3 million, or 215%, from $8.1 million in the nine-month period ended September 30, 1997 to $25.4 million in the nine-month period ended September 30, 1998. This increase was due to the cost of personnel additions of approximately $9.5 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $7.8 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 16.3% in the prior year period to 20.9% in the current year period as the increase in selling, general and administrative expenses was partially offset by the increase of revenues.

Operating income increased $3.9 million, or 61%, from $6.3 million in the nine-month period ended September 30, 1997 to $10.2 million in the nine-month period ended September 30, 1998. Operating income as a percentage of revenues decreased from 12.7% in the prior year period to 8.3% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increase in selling, general and administrative expenses as a percentage of revenues.

Interest expense, net of interest income, was $1.4 million in the nine-month period ended September 30, 1997 compared to $1.2 million of interest income, net of interest expense, in the nine-month period ended September 30, 1998. This change was due to (i) a decrease in interest expense in the current year period as compared to the prior year period related to the Company's full repayment of its bank debt subsequent to the period ended September 30, 1997 and (ii) an increase in interest income in the current year period as compared to the prior year period related to the Company's higher average cash balance in the current year period as compared to the prior year period.

The provision for income taxes for the nine-month periods ended September 30, 1998 and September 30, 1997 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $53.6 million in net working capital, an increase of $23.8 million from December 31, 1997. As described below, $44.4 million of the Company's net working capital resulted from the secondary public offering in the second quarter of 1998. The Company's primary sources of liquidity as of September 30, 1998 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility.


The Company's accounts receivable turnover averaged 94, 84 and 93 days for the periods ended September 30, 1998, December 31, 1997 and December 31, 1996. The allowance for doubtful accounts was $0.5 million at September 30, 1998, $0.4 million at December 31, 1997 and $0.3 million at December 31, 1996.

During the nine-month period ended September 30, 1998, the Company used $8.7 million in operating activities and $19.9 million in investing activities. The $8.7 million used in operating activities was primarily related to the substantial increase in business experienced by the Company throughout the first nine months of 1998. The Company believes its ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth the Company will use cash, whereas during periods of slow growth the Company believes it will be able to generate cash from operations. The $19.9 million of cash used in investing activities was comprised of $15.9 million used for business acquisitions and $4.0 million used to purchase computer, telephone and office equipment.

Financing activities during the nine-month period ended September 30, 1998 generated $44.4 million of net cash inflows. Included in these activities was the Company's secondary public offering in the second quarter of 2,980,000 shares of Common Stock, of which 1,580,000 shares were issued and sold by the

Company at $30.00 per share, resulting in net proceeds to the Company, after underwriter commissions and offering costs, of approximately $44.4 million.

The Company anticipates making payments of approximately $5.7 million during the first quarter of 1999 based upon the attainment of contingent payment goals related to the acquisitions of Medical Education Systems, Inc. ("MES") and Strategic Implications International, Inc. In addition, the Company may be required to pay an additional $5.0 million in contingent cash payments related to the purchase of MES based on certain operating income goals of the acquired business, during the period ending May 31, 1999.

During the third quarter of 1998 the Company terminated its previous credit facility which included a secured revolving credit facility and established an unsecured revolving credit facility which provides for a $5.0 million revolving credit facility. As of December 31, 1997 and September 30, 1998 $0 and $0, respectively, was outstanding under the previous revolving credit facility and the new revolving credit facility.



YEAR 2000 READINESS DISCLOSURE

During 1998 the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan has been developed that focuses on the Company's information systems and third-party relationships.

The Company has developed a five phase Year 2000 program consisting of:
Phase I - detailed review and ranking of the components of the Company's systems that may be vulnerable; Phase II - overall assessment of all items identified in Phase I; Phase III - replacement of non-compliant systems and components; Phase IV - testing of systems and components following replacement; and Phase V - developing contingency plans to address the most reasonably likely worst case scenarios. The Company has completed Phases I and II, and has made substantial progress on Phases III and IV. The Company anticipates completion of all Phases by June 1999.

With respect to its third-party relationships, the Company is in the process of contacting its largest vendors, customers, and other material third parties to assess the state of their Year 2000 readiness. The Company has commenced contingency planning to address the most reasonably likely worse case Year 2000 scenarios with respect to its third-party relationships, including developing alternative third-party relationships, if necessary.

Based on its efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's costs incurred to date associated with the Year 2000 issue are not material. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will also not be material. There can be no assurance that the timing and cost estimates related to the Year 2000 conversion will be accurate. Actual results for the Company and third parties could differ materially from those currently anticipated.




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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the Company's: ability to expand its peer-to-peer meetings business with existing and new customers, ability to extend or replace its existing contracts with its field sales force logistics and contract sales customers, ability to grow new and existing services other than symposia, dependence on the pharmaceutical industry, customer concentration, reliance on new services for continued growth, management of growth, acquisition risks, variation in quarterly operating results, regulation, potential litigation exposure and reliance of certain personnel, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

                          PART II--OTHER INFORMATION



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

            Not applicable.

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



                                     BORON, LEPORE & ASSOCIATES, INC.



Date: November 16, 1998              By: /s/ Patrick G. LePore
                                     --------------------------------------
                                         Patrick G. LePore
                                         Chief Executive Officer, President
                                         and Chairman of the Board
                                         (Principal Executive Officer)



Date: November 16, 1998              By: /s/ Martin J. Veilleux
                                     ---------------------------------------
                                         Martin J. Veilleux
                                         Chief Financial Officer, Secretary and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

                                EXHIBIT INDEX


             Exhibit Number      Description
             --------------      -----------

                   27            Financial Data Schedules