Form 10-K405
period 1998-12-31
BORON LEPORE & ASSOCIATES INC
filed 1999-03-26
CIK 1029281

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark one)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from                 to

Commission File Number:


                       BORON, LEPORE & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                     22-2365997
     STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     incorporation or organization)                    IDENTIFICATION NUMBER)

17-17 Route 208 North, Fair Lawn, New Jersey                     07410
  (Address of principal executive offices)                    (Zip Code)


                                (201) 791-7272
             (Registrant's telephone number, including area code)

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

                        [X] Yes    [_]  No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 1999, there were 12,684,062 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $13.875 per share as of March 15, 1999 on the NASDAQ National Market System) held by non-affiliates was approximately $130,274,234.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Registrant's Proxy Statement in connection with the Registrant's 1999 Annual Meeting of Stockholders scheduled to be held in May 1999 are incorporated by reference in Part III hereof.

   STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS
OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MIGHT AFFECT RESULTS" ON PAGE 19 OF THIS FORM 10-K.

ITEM 1. BUSINESS

GENERAL

   Boron, LePore & Associates, Inc. (the " Company" or "BLP") provides outsourced promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry. The Company is a leading provider of peer-to-peer meetings. BLP recently expanded the range of its services. Newer service offerings include coordination of other types of meetings such as symposia, continuing education conferences and video satellite conferences; product marketing services; teleservices such as teledetailing, telemarketing, sales support and fulfillment; contract sales services; and field sales force logistics services. In March, 1998, the Company acquired a continuing medical education company and in May, 1998, the Company purchased a continuing medical education and clinical sales training company.

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


INDUSTRY AND COMPANY OVERVIEW

   Based on data from Scott-Levin, a healthcare marketing information company, pharmaceutical companies spent approximately $1 billion in 1997 on promotional and marketing meetings and events, including peer-to-peer meetings, symposia, third party events and teleconferences. Pharmaceutical companies have relied for many years on third party providers of promotional, marketing and educational conferencing services. In recent years, changes in the pharmaceutical industry have led to greater outsourcing of promotional, marketing and educational functions. At the same time, pharmaceutical companies and providers of promotional, marketing and educational services to such companies have broadened their means of communicating with target audiences from traditional product detailing, peer-to-peer meetings and in-person conferences to also include teleconferences, satellite conferences and various other forms of teleservices.

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

   Peer-to-Peer. Peer-to-peer meetings among physicians have been the historic foundation of BLP's revenues and growth. Through peer-to-peer meetings, pharmaceutical companies are able to convey information concerning their products to physicians. Physicians who attend the meetings in turn have an opportunity to exchange ideas, clinical experiences and opinions about current therapies. Peer-to-peer meetings are particularly useful in connection with new product launches and products that require an in-depth explanation of their associated therapeutic benefits.

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

   BLP believes pharmaceutical companies select a peer-to-peer meeting provider based on the ability of the provider to attract the invited physicians to attend and the provider's performance record in communicating the customer's message effectively. The Company's customers purchase prescription drug tracking data from independent companies to measure the effectiveness of the peer-to-peer meetings. The prescription drug tracking data generally has demonstrated that physicians who attend the Company's meetings increase their prescriptions of drugs reviewed at the meetings. The Company believes that its reputation, which has been developed over 15 years of conducting peer-to-peer meetings, facilitates recruiting physicians to attend its peer-to-peer meetings.

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

   BLP's contracts for the coordination and production of peer-to-peer meetings generally are fee based, although some contain a performance component which is monitored through the use of the independent prescription tracking systems. The Company's contracts typically require it to provide a certain number of meetings (usually 100 to 300) over a specified period of time (typically three to six months) on behalf of a customer. The terms of each of the Company's contracts vary based upon the complexity of the individual arrangement, whether the meetings will be CEP or CET meetings, the duration of the contract, the number of meetings and attendees covered by the contract and the location for the meetings. The volume of meetings coordinated and produced by the Company has enabled it to obtain discount pricing and preferred scheduling from Mariott Hotels, which has a dedicated sales representative in the Company's office, and discount pricing from other vendors of services such as airline and overnight courier services.

   In 1998, 1997 and 1996, BLP conducted 12,822, 10,398 and 7,749 peer-to-peer meetings, respectively. These meetings generated revenues of approximately $52.8 million in 1998, $45.1 million in 1997 and $33.4 million in 1996, representing 32.0%, 61.9% and 83.0%, respectively, of the Company's revenues in each of these years.

   Symposia. The Company added symposia in the fourth quarter of 1996 to complement its peer-to-peer meeting business. A Company organized symposium generally involves attendance by approximately 50 to 300 physicians over a weekend. The physicians hear presentations regarding a drug or treatment protocol presented by a faculty of experts in the field for the purpose of being trained to serve as consultants and spokespeople for the sponsoring pharmaceutical company. The sponsoring company pays the faculty in the form of fees or medical grants and reimburses faculty and attending physicians for their travel expenses.

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

   The Company's symposium contracts generally are fee based. The terms of each of BLP's symposium contracts vary based upon the complexity of the individual arrangement, the duration of the contract, the number of symposia covered by the contract, and their location. The Company conducted 169 symposia in 1998, 48 in 1997 and four in 1996. Symposia accounted for revenues of approximately $28.9 million in 1998, $20.7 million in 1997 and $1.5 million in 1996, representing 17.5%, 28.3% and 3.8%, respectively, of the Company's revenues in each of these years.

   Additional Conferencing Services. The Company provides a range of additional conferencing services. The Company emphasizes flexibility and conducts meetings in any format that can effectively communicate its customer's message. Video satellite conferences are an example of one of the many possible formats for meetings. Video satellite conferences are lectures sponsored by pharmaceutical companies. The speakers typically are physicians or other medical experts who are retained by the pharmaceutical company for a fee to discuss a new drug or indication or other medical topic. The Company broadcasts the conferences via satellite on television to various locations throughout the United States. The video satellite conferences typically utilize interactive media involving one-way video, two-way audio, and special keypads for audience participation. By using new forms of technology and media in connection with such video satellite conferences, and CET programs for peer-to-peer meetings, the Company seeks to enable its clients to effectively and efficiently communicate medical information to physicians so that physicians can better understand and utilize pharmaceutical products.

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

   In March 1998, BLP acquired substantially all of the assets of Strategic Implications International, Inc., a privately-held company located in Vienna, Virginia ("Strategic Implications"). Strategic Implications is a provider of continuing medical education and other related services, and has received accreditation by the American Council for Continuing Medical Education and the American Council on Pharmaceutical Education to provide such services. Strategic Implications is operated as a separate subsidiary of BLP. In May 1998, BLP acquired substantially all of the assets of Medical Education Systems, Inc., a privately-held company located in Philadelphia, Pennsylvania ("MES"). MES is a provider of continuing medical education and other related services. MES is operated as a separate subsidiary of BLP. Combined revenues for Strategic Implications and MES totaled $19.3 million in 1998, representing 11.7% of the Company's revenue in 1998.

 Product Marketing Services

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

   The Company currently has the right in the United States to market Ponstel(R) (a registered trademark of Parke-Davis), an analgesic for dysmenorrhea manufactured by Parke-Davis, until July 2000, subject to extension by mutual agreement for successive terms of twelve months. Under the contract, the Company is compensated based on the increase in the sales of Ponstel(R) above an established baseline. During 1998, the Company also had the right in the United States to market Duricef(R) (a registered trademark of Bristol-Myers Squibb), which the Company marketed for most of 1998.

   The Company believes that pharmaceutical companies and their product managers may be attracted to product marketing services and the related revenue sharing structure because it enables them to obtain incremental revenue with minimal marketing expenses. The Company's product marketing service enables a product manager to obtain active promotion of products in the manager's portfolio that would not otherwise be actively promoted. The Company's involvement in product marketing need not be limited to a particular stage of a drug's life cycle, as the Company could obtain rights to market an underpromoted drug at any stage of a product's life cycle or supply product support in a vacant sales territory.

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

   With the opening of its teleservice center in Norfolk, Virginia in July 1997, the Company's teleservices capability increased substantially. The Norfolk teleservice center is capable of traditional modes of teleservice plus more advanced forms of communication, such as internet and interactive computer capabilities, which the Company uses for CE and other purposes. The Company chose the Norfolk location as the site for its teleservice center based on the results of an extensive east coast site selection study which noted, among other factors, the existence of a large pool of available healthcare industry personnel such as nurses, and a redundantly-wired, fiber optic cable infrastructure resulting from the significant military presence in the area.

   As of December 1998, the Company had approximately 309 operational terminals at the Norfolk facility. As a result of the new capacity at the Norfolk facility, since September 1997 the Company has reduced the number of teleservice terminals operational in New Jersey from 125 to approximately 6. With respect to both its New Jersey and Norfolk teleservice facilities, the Company believes it has adequate disaster recovery plans, including, among other protections, the ability to regularly back-up data and to access auxiliary power when needed, although there can be no assurance that such plans will be effective in the case of an actual emergency.

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

   The Company currently has five contracts for its CSO, and currently has approximately 382 salaried sales representatives to service these contracts. Combined revenues for the CSO organization totaled $23.0 million in 1998, representing 14.0% of the Company's revenue in 1998.

   The Company expects that its CSO will continue to be structured along the dedicated sales force model, with groups of sales persons recruited by BLP to conduct sales for a particular client. The Company is currently in negotiations to provide contract sales services for additional customers.

   BLP believes that the quality of sales representatives, speed of recruitment and management of the CSO are the most important factors in responding to its customers' needs for outsourced sales support. The Company believes that its established reputation in the industry, its ability to provide an array of complementary promotional services and its ability to recruit and staff new sales forces in a timely manner will assist it in expanding its CSO in the coming year.

   Contract sales is an area of business for BLP involving a number of the same risks as the Company's conferencing services, as well as additional risks not present in its traditional business, such as the risk of competition from larger, established companies having greater resources and access to capital. There can be no assurances that the Company will establish and maintain a significant or lasting presence in this market.

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

   BLP began forming a field sales force logistics organization in late 1997. In March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistical services for up to a two-year period. Pursuant to that contract, the Company has created an organization of approximately 80 employees dedicated to servicing the field sales force logistics requirements of that customer. In December 1998, the Company signed a contract with a pharmaceutical company to provide field sales force logistical services for up to a three-year period. The Company is creating an organization dedicated to servicing the field sales force logistics requirements of that customer. BLP is currently in the preliminary stages of negotiations to provide field sales force logistics services to other customers. Revenues for the field sales force logistics organization totaled $35.5 million in 1998, representing 21.6% of the Company's revenue in 1998.

   Field sales force logistics is an area of business for BLP involving a number of the same risks as the Company's conferencing services, as well as risks not present in its traditional business, such as the risks that it will be unable to efficiently implement the significant planning and coordination efforts required by this business or that this new service will not be accepted generally by pharmaceutical companies. There can be no assurance that the Company will establish a significant or lasting presence in the market, or that this market will continue to develop at all.


CUSTOMERS

   BLP believes that its relationships with its customers, which include many of the largest pharmaceutical companies, are among its most important strategic advantages. Prior to 1996, the Company's customers principally engaged the Company to hold peer-to-peer meetings. Commencing in 1996, several of the relationships expanded to include other services such as symposia, product marketing, teleservices, contract sales and field sales force logistics.

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

   Revenue from two customers accounted for approximately $56.5 million (34%) and $44.0 million (27%) of total revenue for the year ending December 31, 1998.

   In late 1998, the Company was advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with the Company. This customer represented 27% of the Company's total revenues during the year ended December 31, 1998. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. Based on further discussions with this customer, except for a limited amount of speaker training revenue in the three-month period ending March 31, 1999, the Company believes it will not produce any revenue related to this customer in 1999. The Company believes it will be more successful by focusing on other existing and new services which are more profitable than attempting to replace the anticipated loss in speaker training and advisory panel meetings revenue, as such meetings have a significantly lower gross margin percentage than other services. There can be no assurance that the Company will be able to develop or grow services quickly enough or with enough magnitude and profitability to mitigate the reduction in profit related to the anticipated reduction in speaker training and advisory panel meetings revenue. In addition, the Company will attempt to replace the non-speaker training and advisory panel revenue from this customer by increasing its peer-to-peer meeting and medical education business with existing and new clients. There can be no assurance that the Company will be able to build other customer relations to the level necessary to fully replace the anticipated loss of non-speaker training and advisory panel revenue previously generated by this client.

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

   BLP maintains insurance policies, including liability insurance, which it believes to be adequate in amount and coverage for the current size and scope of its operations. There can be no assurance, however, that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. During 1998, the Company increased its insurance coverage in connection with expanding its service offerings. In addition, although the Company's contracts with its customers sometimes require the customer to indemnify the Company for the customer's negligent conduct, the contracts do not provide for adequate indemnification against many of the potential litigation risks facing the Company and often require the Company to indemnify its customer for the Company's negligence. BLP, therefore, could be held responsible for losses incurred in connection with the performance of its services under the terms of these contracts or otherwise and could incur substantial costs in connection with legal proceedings associated with its services or the pharmaceutical products with respect to which it provides services.

EMPLOYEES

  As of December 31, 1998, BLP had 1,094 employees, including 932 full-time employees and 162 part-time employees. Of the full-time employees, 64 were moderators, 43 were engaged in sales, 489 were engaged in sales support and production, 382 were contract sales representatives, 6 were engaged in business development and 110 were engaged in general and administration. The Company is not party to a collective bargaining agreement with a labor union and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  BLP's corporate headquarters are located in Fair Lawn, New Jersey, in approximately 17,238 square feet of space occupied under a lease which expires on July 31, 1999. In March 1998, the Company entered into a lease for 5,600 square feet of additional space in the same building as its corporate headquarters. This lease expires on January 31, 2000. The Company currently leases an additional 5,247 square feet of space for a call center in Fair Lawn, New Jersey.

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

  During 1998, the Company commenced operations on its field force logistics business in Piscataway, New Jersey, in approximately 16,465 square feet of space occupied under a lease which expires on January 1, 2003.

  During 1998, the Company acquired Medical Education Systems, Inc. ("MES"). The MES operations are located in Philadelphia, Pennsylvania, in approximately 12,316 square feet of space occupied under a lease which expires on March 31, 2008.

  In addition, the Company leases other sales offices around the United States on a short-term basis to support its local sales and service operations.


ITEM 3. LEGAL PROCEEDINGS

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

  In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

 (a) Market Information

  The Company's Common Stock, $.01 par value ("Common Stock") has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on September 23, 1997 and currently trades under the symbol "BLPG". The following table sets forth the high and low of the closing sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                    MARKET PRICES (1)
                                              -----------------------------
                                                  HIGH               LOW
                                                  ----               ----
1997 Fiscal Quarters
--------------------
Third Quarter (2).............................   $24.125           $22.750
Fourth Quarter................................   $28.000           $19.625


1998 FISCAL QUARTERS
--------------------
First Quarter.................................   $36.750           $23.875
Second Quarter................................   $38.000           $27.875
Third Quarter.................................   $41.375           $30.000
Fourth Quarter................................   $43.000           $25.000

(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
(2) From September 23, 1997, the effective date of the Company's initial public offering.

 Holders

   The number of record holders of the Company's Common Stock as of March 15, 1999 was approximately 61, although the Company believes that the number of beneficial owners of Common Stock as of that date was substantially higher.

 Dividends

   The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1998 and December 31, 1997, and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends on its Common Stock will be declared or paid in the foreseeable future.

 Recent Sales of Unregistered Securities

   In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc. ("SII"), a Maryland corporation. The purchase price was $4.3 million in cash and approximately 137,000 shares of the Company's common stock. The Company continued to operate SII as an ongoing business unit during 1998.

   In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc. ("MES"), a Pennsylvania corporation. The purchase price was $10.0 million in cash and 160,103 shares of the Company's common stock. The Company continued to operate MES as an ongoing business unit during 1998.

   In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc. ("Strategem"), a New Jersey corporation. The purchase price was $1.6 million in cash and 13,630 shares of the Company's common stock. The Company continued to operate Strategem as an ongoing business unit during 1998.

ITEM 6. SELECTED FINANCIAL DATA

   The selected statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the selected balance sheet data at December 31, 1998 and 1997 have been derived from the audited Financial Statements of the Company included elsewhere in this Report on Form 10-K. The selected statement of income data for the years ended December 31, 1995 and 1994 and the selected balance sheet data at December 31, 1996, 1995 and 1994 have been derived from the audited financial statements of the Company not included in this Report on Form 10-K. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                                                YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                1998        1997          1996           1995        1994
                                                              ----------  ---------  ---------------  -----------  ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...................................................    $164,670     $72,907      $ 40,220         $21,775    $20,580
Cost of sales..............................................     115,712      51,580        26,005          12,788     12,378
                                                               --------     -------      --------         -------    -------
    Gross profit...........................................      48,958      21,327        14,215           8,987      8,202
Selling, general and administrative expenses...............      34,625      12,444        19,995(1)        6,341      6,536
                                                               --------     -------      --------         -------    -------
    Operating income (loss)................................      14,333       8,883        (5,780)          2,646      1,666
Interest (income) expense, net.............................      (1,664)      1,071           255              86         43
Nonrecurring loss on forgiveness of related party loan.....          --          --         1,076              --         --
                                                               --------     -------      --------         -------    -------
    Income (loss) before provision for income taxes........      15,997       7,812        (7,111)          2,560      1,623
Provision for income taxes(2)..............................       5,550       1,700            --              51         25
                                                               --------     -------      --------         -------    -------
    Net income (loss)......................................    $ 10,447     $ 6,112      $ (7,111)        $ 2,509    $ 1,598
                                                               ========     =======      ========         =======    =======
Net income (loss) per common share--basic..................       $0.88       $1.07        $(1.18)
                                                               ========     =======      ========
Weighted average common shares outstanding--basic..........      11,936       4,947         6,028
                                                               ========     =======      ========
Net income (loss) per common share--diluted................       $0.84       $0.72        $(1.18)
                                                               ========     =======      ========
Weighted average common shares outstanding--diluted(3).....      12,370       8,507         6,028
                                                               ========     =======      ========

                                                                                       DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 1998        1997          1996            1995       1994
                                                              ---------     -------      --------         -------    -------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................................    $ 36,924     $24,016      $  7,176         $   963    $    30
Working capital............................................      56,470      29,805         2,416           3,046         78
Total assets...............................................     125,102      51,056        23,097          10,499      5,128
Long-term debt, less current maturities....................          --          --        20,000           2,061        308
Redeemable equity securities...............................          --          --        12,500              --         --
Total stockholders' equity (deficit).......................      97,496      32,843       (29,387)          2,505        145


(1) Includes $10.0 million for special officer bonuses, including $7.5 million as part of the TA Transaction and $0.6 million for fees related to the TA Transaction.
(2) The Company elected to be taxed under Subchapter S of the Code until December 4, 1996, and accordingly the provision for income taxes for all periods ending on or prior to such date reflects only state business tax expense, if any.
(3) Due to the effect of the TA Transaction on the Company's capital structure, per share data for the years ended prior to December 31, 1996 are not comparable to subsequent periods and, therefore, have not been presented. Weighted average common shares outstanding has been computed as provided in
    Note 3 to the Financial Statements of the Company included elsewhere in this Report on Form 10-K.

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


OVERVIEW

   Boron, LePore & Associates, Inc. ("BLP" or the "Company") provides outsourced marketing, educational and sales services to the pharmaceutical industry. Substantially all of the Company's customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. The Company's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and to continue to expand its array of other marketing, educational and sales services.

   Following several years of relatively modest revenue growth, BLP's revenues have grown significantly since 1995. This growth resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry.

   Principal elements of the Company's growth strategy are further enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last three years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field force logistics services. In connection with its expansion of services, during 1997, the Company opened a new teleservice center in Norfolk, Virginia and established a contract sales organization. In late 1997, the Company began forming a field force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field force logistics services through December 1999. Such services include meeting planning, event coordination and other logistical services. The contract provides for a management fee component and a fee-for-service component. In October 1998 the management fee for calendar year 1999 was established. The fee-for-service component is dependent upon the level of services provided. In December 1998, the Company signed its second field force logistics contract with a pharmaceutical company to provide field force logistics services through December 2001. This second contract is significantly smaller than the Company's first field force logistics contract, and it also provides for a management fee component and a fee-for-service component. The Company believes field force logistics is a substantial, emerging business opportunity and that the Company's historical expertise and ability to invest in technology provide it with a strategic advantage. However, there can be no assurance that the Company will be able to obtain additional field force logistics contracts or that the existing contracts will be extended. Also in 1998, the Company continued to enhance its newer service offerings, as it acquired two medical education companies and added clients to its contract sales business.

   In late 1998, the Company was advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with the Company. This customer represented 27% of the Company's total revenues during the year ended December 31, 1998. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. Based on further discussions with this customer, except for a limited amount of speaker training revenue in the three-month period ending March 31, 1999, the Company believes it will not produce any revenue related to this customer in 1999. The Company believes it will be more successful by focusing on other existing and new services which are more profitable than attempting to replace the anticipated loss in speaker training and advisory panel meetings revenue, as such meetings have a significantly lower gross margin percentage than other services. There can be no assurance that the Company will be able to develop or grow services quickly enough or with enough magnitude and profitability to mitigate the reduction in profit related to the anticipated reduction in speaker training and advisory panel meetings revenue. In addition, the Company will attempt to replace the non-speaker training and advisory panel revenue from this customer by increasing its peer-to-peer meeting and educational conferencing business with existing and new clients. There can be no assurance that the Company will be able to build other customer relations to the level necessary to fully replace the anticipated loss of non-speaker training and advisory panel revenue previously generated by this client.

   Although revenues from the Company's peer-to-peer meeting business grew from $33.4 million in 1996 to $45.1 million in 1997 and then to $52.8 million in 1998, the Company does not anticipate that future growth of revenues from this line of business will continue at such an accelerated rate. Furthermore, the Company believes that the aforementioned loss of a significant customer will negatively impact the Company's future peer-to-peer meeting revenue. In addition, although revenues from the Company's symposia services (also known as speaker training meetings) increased from $1.5 million in 1996 to $20.7 million in 1997 and to $28.9 million in 1998, due to the aforementioned loss of the significant customer and the Company's focus on replacing the speaker training revenue related to this customer with revenue from other services, the Company anticipates a significant decrease in symposia revenue in 1999 as compared to 1998.

   Certain of BLP's newer services, particularly symposia and field sales force logistics, have lower gross margin percentages than the Company's historical peer-to-peer meeting business, while other services, particularly educational conferencing, have higher gross margin percentages than the Company's historical peer-to-peer meeting business. As such, the mix of business generated from indivdiual services could impact the Company's operating profit percentage. In addition, the initial costs related to the Company's new teleservice center, contract sales organization, development and implementation costs of the Company's technology enhancement efforts and the establishment and build-out of its field sales force logistics organization, negatively impacted the Company's 1998 financial performance. Due to those costs and the increase in the proportion of symposia and field sales force logistics revenue during 1998 relative to 1997, its operating profit as a percentage of revenues in 1998 was less than that achieved in 1997. The Company's objective is to enhance its operating profit through efficiency efforts, carefully managing operating expenses, improving its mix of revenue and increasing its overall revenue. However, the Company's operating margins could be adversely affected if its efforts to enhance the profitability of its services are not successful, the proportion of symposia or field sales force logistics revenue to total revenues is greater than anticipated, the proportion of educational conferencing revenue is less than anticipated or total revenues do not grow sufficiently to fully leverage its operating expenses.


RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in the Company's Statement of Operations for the periods indicated.

                                                                        YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                    1998          1997           1996
                                                                    -----         ----           ----
Revenues.....................................................      100.0%        100.0%         100.0%
Cost of sales................................................       70.3          70.7           64.7
                                                                   -----         -----         ------
Gross profit.................................................       29.7          29.3           35.3
Selling, general and administrative expenses.................       21.0          17.1           49.7
                                                                   -----         -----         ------
  Operating income (loss)....................................        8.7          12.2          (14.4)
Interest (income) expense, net...............................       (1.0)          1.5            0.6
Nonrecurring loss on forgiveness of related party loan.......         --            --            2.7
                                                                   -----         -----         ------
Income (loss) before provision for income taxes..............        9.7          10.7          (17.7)
Provision for income taxes...................................        3.4           2.3             --
                                                                   -----         -----         ------
  Net income (loss)..........................................        6.3%          8.4%         (17.7)%
                                                                   =====         =====         ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   Revenues increased $91.8 million, or 126%, from $72.9 million in 1997 to $164.7 million in 1998. This growth primarily resulted from the addition of $34.5 million of revenue from field sales force logistics services, an increase of $20.9 million of revenue from contract sales services, an increase of $18.9 million in educational conferencing services and a $17.5 million increase in promotional conferencing services revenue. The increase in the Company's promotional conferencing services revenue was comprised of an $8.2 million increase in symposia services revenue and an increase in revenue from peer-to-peer meetings and other conferencing services of $9.3 million.

   Cost of sales increased $64.1 million, or 124%, from $51.6 million in 1997 to $115.7 million in 1998. Cost of sales as a percentage of revenues decreased from 70.7% in 1997 to 70.3% in 1998. The decrease in cost of sales as a percentage of revenues was primarily due to the increase in educational services revenue which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business. This decrease was partially offset by an increased proportion of field sales force logistics revenue, which, during 1998, had a lower average gross profit than the Company's historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup and a decreased proportion of symposia services.

   Selling, general and administrative expenses increased $22.2 million, or 178%, from $12.4 million in 1997 to $34.6 million in 1998. This increase was due to the cost of personnel additions of approximately $12.6 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $9.6 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 17.1% in the prior year period to 21.0% in the current year period as the percentage increase in selling, general and administrative expenses was partially offset by the increase of revenues.

   Operating income increased $5.4 million from $8.9 million in 1997 to $14.3 million in 1998. Operating income as a percentage of revenues declined from 12.2% in 1997 to 8.7% in 1998. The decrease in operating income as a percentage of revenues was primarily due to the aforementioned increase in selling, general and administrative expenses as a percentage of revenues.

   Interest expense, net of interest income, was $1.1 million in 1997 compared to $1.7 million of interest income in 1998. This change was due to a decrease in interest expense in the current year period as compared to the prior year period related to the Company's full repayment of its bank debt during 1997, and an increase in interest income in the current year period as compared to the prior year period related to the Company's higher average cash balance in the current year period as compared to the prior year period.

   The provision for income taxes for 1998 was $5.6 million versus $1.7 million for 1997, reflecting estimated Federal and state income tax expense partially offset by the utilization of benefits from net deferred tax assets recognized on the Company's December 31, 1996 balance sheet which are related to net operating loss carryforwards previously not recognized.

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

   Operating income increased $14.7 million from an operating loss of $5.8 million in 1996 to an operating income of $8.9 million in 1997. Operating income
(loss) as a percentage of revenues improved from 14.4% operating loss in 1996 to 12.2% operating income in 1997. The improvement in operating income (loss) was primarily due to the aforementioned decrease in selling, general and administrative expenses as a percentage of revenues, partially offset by the aforementioned increase in cost of sales as a percentage of revenues. The decrease in selling, general and administrative expenses as a percentage of revenues primarily related to the inclusion in 1996 of expenses relating to the TA Transaction, which comprised 26.4% of 1996 revenues.

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


LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1998, the Company had $56.5 million in net working capital, an increase of $26.7 million from December 31, 1997. As described below, $44.4 million of the Company's net working capital resulted from its secondary public offering of Common Stock which was completed in the second quarter of 1998. The Company's primary sources of liquidity as of December 31, 1998 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility.

   The Company's accounts receivable turnover averaged 93 days for the period ended December 31, 1998 and 84 days for the period ended December 31, 1997. The allowance for doubtful accounts was $0.5 million at December 31, 1998 and $0.4 million at December 31, 1997.

   During 1998, the Company used approximately $11.5 million in operating activities and $20.4 million in investing activities. The $11.5 million used in operating activities was primarily related to the substantial increase in business experienced by the Company throughout 1998. The Company believes its ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth the Company will use cash, whereas during periods of slow growth the Company believes it will be able to generate cash from operations. The $20.4 million of cash used in investing activities was comprised of $15.9 million used for business acquisitions and $4.5 million used to purchase computer, telephone and office equipment.

   Financing activities during 1998 generated $44.8 million of net cash inflows. Included in these activities was the Company's secondary public offering in the second quarter of 2,980,000 shares of Common Stock, of which 1,580,000 shares were issued and sold by the Company at $30.00 per share, resulting in net proceeds to the Company, after underwriter commissions and offering costs, of approximately $44.4 million.

   The Company made payments of approximately $5.7 million during the first quarter of 1999 based upon the attainment of contingent payment goals related to the acquisitions of Medical Education Systems, Inc. ("MES") and Strategic Implications International, Inc. In addition, the Company may be required to pay an additional $5.0 million in contingent cash payments related to the purchase of MES based on certain operating income goals of the acquired business, during the period ending May 31, 1999.

   During the third quarter of 1998 the Company terminated its previous credit facility which included a secured revolving credit facility and established an unsecured revolving credit facility which provides for a $5.0 million revolving credit facility. As of December 31, 1997 and 1998 there were no outstanding borrowings under the previous revolving credit facility and the new revolving credit facility.

   The Company anticipates spending for capital expenditures in 1999 to decrease from the amounts incurred in 1997 and 1998, as the Company begins to experience the benefits of the prior year's expenditures.


YEAR 2000

   During 1998, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan has been developed that focuses on the Company's information systems and third-party relationships.

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

   With respect to its third party relationships, the Company is in the process of contacting its largest vendors, customers, and other material third parties to assess the state of their Year 2000 readiness. The Company has commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third party relationships, including developing alternative third-party relationships, if necessary.

   Based on its efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's costs incurred to date associated with the Year 2000 issue are approximately $50,000. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will be approximately $200,000. There can be no assurance that the timing and cost estimates related to the Year 2000 conversion will be accurate. Actual results for the Company and third parties could differ materially from those currently anticipated.


NEW ACCOUNTING PRONOUNCEMENTS

   In 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for reporting of financial information about operating segments in annual financial statements. For the Company's disclosures related to SFAS 131, see Note number 17 in the Notes to Consolidated Financial Statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   The statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the Company's: ability to expand its peer-to-peer meetings business with existing and new customers, ability to extend or replace its existing contracts with its field sales force logistics and contract sales customers, ability to grow new and existing services other than symposia, dependence on the pharmaceutical industry, customer concentration, reliance on new services for continued growth, management of growth, acquisition risks, variation in quarterly operating results, regulation, potential litigation exposure and reliance on certain personnel, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of the Company's Registration Statement on Form S-1 (File No. 333-51101) as filed with the Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                       BORON, LEPORE & ASSOCIATES, INC.

                                                                                                            PAGE
                                                                                                            -----
Report of Independent Public Accountants....................................................................   21
Consolidated Balance Sheets as of December 31, 1998 and 1997................................................   22
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996..................   23
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
   1997 and 1996............................................................................................   24
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996..................   25
Notes to Consolidated Financial Statements..................................................................   26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO BORON, LEPORE & ASSOCIATES, INC.:

  We have audited the accompanying consolidated balance sheets of Boron, LePore & Associates, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ending December 31, 1998. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boron, LePore & Associates, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ending December 31,1998 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule liseted in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                  Arthur Andersen LLP

Roseland, New Jersey
February 2, 1999

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)


                                                                                                       December 31,
                                                                                               ------------------------------
                                                                                                   1998             1997
                                                                                                   ----             ----
                            ASSETS
Current assets:
  Cash and cash equivalents....................................................................     $ 36,924         $ 24,016
  Accounts receivable, net of allowance for doubtful accounts of
    $535 and $400 at December 31, 1998 and 1997, respectively..................................       44,394           21,764
  Prepaid expenses and other current assets....................................................        1,678              729
                                                                                                    --------         --------
     Total current assets......................................................................       82,996           46,509
Furniture, fixtures and equipment, at cost, net of accumulated depreciation
 of $2,036 and $849 at December 31, 1998 and 1997, respectively................................        7,884            4,454
Security deposits..............................................................................          182               73
Intangible assets..............................................................................       33,592               20
Other assets...................................................................................          448               --
                                                                                                    --------         --------
     Total assets..............................................................................     $125,102         $ 51,056
                                                                                                    ========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................................     $  5,138         $  3,838
  Accrued payroll..............................................................................        1,808            1,288
  Accrued expenses.............................................................................        9,981            4,604
  Deferred revenue.............................................................................        9,599            6,974
                                                                                                    --------         --------
     Total current liabilities.................................................................       26,526           16,704
                                                                                                    --------         --------
Deferred income taxes..........................................................................        1,080            1,509
                                                                                                    --------         --------
Commitments and contingencies..................................................................
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000 shares authorized, none
    issued and outstanding.....................................................................           --               --
  Common stock, $.01 par value, 50,000 shares authorized; 16,882 issued and 12,682 outstanding at December 31, 1998; 14,948 issued
    and 10,748 outstanding at December 31, 1997................................................          169              149
  Class A common stock, $.01 par value, none authorized, issued and
    outstanding................................................................................           --               --
  Class B common stock, $.01 par value, none authorized, issued and
    outstanding................................................................................           --               --
  Treasury stock, at cost, 4,200 shares at December 31, 1998 and 1997..........................      (24,350)         (24,350)

  Additional paid-in capital...................................................................      118,363           64,177
  Retained earnings (deficit)..................................................................        3,314           (7,133)
                                                                                                    --------         --------
     Total stockholders' equity................................................................       97,496           32,843
                                                                                                    --------         --------
     Total liabilities and stockholders' equity................................................     $125,102         $ 51,056
                                                                                                    ========         ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------------
                                                                                        1998          1997          1996
                                                                                     ---------     ----------    ----------
Revenues........................................................................      $164,670       $72,907        $40,220
Cost of sales...................................................................       115,712        51,580         26,005
                                                                                      --------       -------        -------
  Gross profit..................................................................        48,958        21,327         14,215
Selling, general and administrative expenses....................................        34,625        12,444         19,995
                                                                                      --------       -------        -------
  Operating income (loss).......................................................        14,333         8,883         (5,780)
Interest (income) expense, net of interest expense of $0 in
 1998, net of interest income of $461 and $56 in 1997 and.......................
 1996, respectively.............................................................        (1,664)        1,071            255

Nonrecurring loss on forgiveness of related party loan..........................            --            --          1,076
                                                                                      --------       -------        -------
  Income (loss) before provision for income taxes...............................        15,997         7,812         (7,111)
Provision for income taxes......................................................         5,550         1,700             --
                                                                                      --------       -------        -------
Net income (loss)...............................................................      $ 10,447       $ 6,112        $(7,111)
                                                                                      ========       =======        =======

Net income (loss) per common and common equivalent share:
Basic...........................................................................      $   0.88       $  1.07        $ (1.18)
                                                                                      ========       =======        =======
Diluted.........................................................................      $   0.84       $  0.72        $ (1.18)
                                                                                      ========       =======        =======

Weighted average number of common and common equivalent
shares:
Basic...........................................................................        11,936         4,947          6,028
                                                                                      ========       =======        =======
Diluted.........................................................................        12,370         8,507          6,028
                                                                                      ========       =======        =======




  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     CLASS A    CLASS B               ADDITIONAL     RETAINED
                                                                     --------   -------               -----------    --------
                                                          Common      COMMON    COMMON     TREASURY     PAID-IN      EARNINGS
                                                          -------    --------   -------    --------     ---------    --------
                                                           STOCK      STOCK      STOCK      STOCK       CAPITAL      (DEFICIT)
                                                           ------    --------   -------     -----       ---------    ---------
BALANCE AS OF DECEMBER 31, 1995.........................    $ 57     $    --    $    --    $     --     $     --     $  2,448
 Net Loss...............................................      --          --         --          --           --       (7,111)
 Repurchase of minority stockholder's 1,548 shares
  of common stock.......................................      --          --         --        (644)          --           --
 Repurchase of minority stockholder's 1,720 shares
  of common stock.......................................      --          --         --        (970)      (6,175)          --
 Capital contributions by stockholders..................      --          --         --          --          451           --
 Retirement of 3,269 treasury shares of
  common stock..........................................      (4)         --         --       1,614         (451)        (189)
 Termination of S Corporation...........................      --          --         --          --        7,562       (7,562)
 Repurchase of 3,733 shares of common stock
  as treasury stock.....................................      --          --         --     (18,850)          --           --
 Issuance of 667 shares Class A common
  stock at $.428 per share..............................      --           7         --          --          278           --
 Issuance of 400 shares common stock at
  $.428 per share.......................................       4          --         --          --          167           --
 Stock issuance costs...................................      --          --         --          --          (19)          --
                                                            ----     -------    -------    --------     --------     --------
BALANCE AS OF DECEMBER 31, 1996.........................      57           7         --     (18,850)       1,813      (12,414)
 Net income.............................................      --          --         --          --           --        6,112
 Non cash compensation expense..........................      --          --         --          --           43           --
 Dividends on convertible participating preferred
  stock.................................................      --          --         --          --           --         (831)
 Net proceeds of initial public offering................      37          --         --          --       59,750           --
 Repurchase of minority stockholder's 467
  shares of common stock as treasury stock..............      --          --         --      (5,500)          --           --
 Conversion of convertible participating preferred
  stock to common stock.................................      47          --         --          --        2,453           --
 Issuance of Class A common stock.......................      --           1         --          --          118           --
 Conversion of Class A common stock to
  common stock..........................................       8          (8)        --          --           --           --
                                                            ----     -------    -------    --------     --------     --------
BALANCE AS OF DECEMBER 31, 1997.........................     149          --         --     (24,350)      64,177       (7,133)
 Net income.............................................      --          --         --          --           --       10,447
 Net proceeds of public stock offering..................      16          --         --          --       44,396           --
 Issuance of stock for business acquisitions............       3          --         --          --        9,403           --
 Issuance of stock for stock option exercises...........       1          --         --          --          387           --
                                                            ----     -------    -------    --------     --------     --------
BALANCE AS OF DECEMBER 31, 1998.........................    $169     $    --         --    $(24,350)    $118,363     $  3,314
                                                            ====     =======    =======    ========     ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                              --------------------------------
                                                                                                  1998       1997       1996
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...........................................................................   $ 10,447   $  6,112   $ (7,111)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..............................................................      2,296        360        113
  Nonrecurring loss on forgiveness of related party loan.....................................         --         --      1,076
  Write-off of unamortized deferred financing costs..........................................         --        271         --
  Non-cash compensation expense..............................................................         --         43         --
  Deferred income taxes......................................................................       (429)     1,509        (75)
  Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
   Increase in accounts receivable, net......................................................    (13,669)    (6,795)    (7,561)
   Increase in prepaid expenses and other current assets.....................................       (880)      (475)       (58)
   (Increase) decrease in security deposits..................................................       (109)       (46)         1
   Increase in intangibles...................................................................         --         (1)      (353)
   Increase in other assets..................................................................       (428)        --         --
   Increase in due from affiliates...........................................................         --         --       (140)
   Decrease in due from officers.............................................................         --         --         28
   (Decrease) increase in accounts payable and accrued expenses..............................       (781)    (3,046)     9,929
   (Decrease) increase in deferred revenue...................................................     (7,912)       766      3,438
                                                                                                --------   --------   --------
  Net cash used in operating activities......................................................    (11,465)    (1,302)      (713)
                                                                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture, fixtures and equipment..............................................     (4,507)    (4,433)      (135)
 Acquisitions, net of acquired cash..........................................................    (15,920)        --         --
                                                                                                --------   --------   --------
  Net cash used in investing activities......................................................    (20,427)    (4,433)      (135)
                                                                                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt................................................................         --         --     20,000
 Proceeds from revolving line of credit......................................................         --         --      1,000
 Repayments of long term debt and revolving line of credit...................................         --    (21,000)    (2,302)
 (Redemption of) proceeds from convertible participating preferred stock.....................         --    (10,831)    12,500
 Proceeds from the issuance of common stock..................................................     44,412     59,787        171
 Proceeds from the issuance of Class A common stock..........................................         --        119        285
 Capital contributions by stockholders.......................................................         --         --        451
 Proceeds from exercise of stock options.....................................................        388         --         --
 Payment of stock issuance costs.............................................................         --         --        (19)
 Repurchase of treasury stock from stockholders..............................................         --         --    (18,850)
 Repurchase of treasury stock from former stockholders.......................................         --     (5,500)    (6,175)
                                                                                                --------   --------   --------
  Net cash provided by financing activities..................................................     44,800     22,575      7,061
                                                                                                --------   --------   --------
  Net increase in cash.......................................................................     12,908     16,840      6,213
CASH AND CASH EQUIVALENTS, beginning of period...............................................     24,016      7,176        963
                                                                                                --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period.....................................................   $ 36,924   $ 24,016   $  7,176
                                                                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest....................................................................................   $     --   $  1,614   $    321
 Taxes.......................................................................................   $  5,515   $    252   $     20

  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF THE BUSINESS:

BUSINESS:

     Boron, LePore & Associates, Inc. and subsidiaries (the "Company") provides outsourced marketing, educational and sales services to the pharmaceutical industry. The Company was founded in 1981 and has become a leading provider of peer-to-peer meetings, which typically involve gatherings of 10 to 12 physicians meeting under the chairmanship of a Company moderator to discuss a new drug or new indication for a familiar drug. The Company also conducts meetings such as symposia, continuing education conferences and video satellite conferences; product marketing services; teleservices such as teledetailing, telemarketing, sales support and fulfillment; contract sales services; and field force logistics services.

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

     On September 24, 1997, the Company completed the initial public offering of 3,735,000 shares (including the underwriters' over allotment of 135,000 shares) of Common Stock at $17.50 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $59,800 (the "IPO"). Of these net proceeds, approximately $19,600 was used to retire outstanding debt and pay related interest expense, approximately $10,800 was used to redeem all shares of Redeemable Preferred Stock and related accumulated dividends and approximately $5,600 was used to purchase 466,666 shares of Common Stock from a former officer of the Company.

     In connection with the IPO, the authorized stock of the Company was increased on September 22, 1997 to 50,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock. Upon completion of the IPO, all outstanding shares of non-voting Class A Common Stock converted into shares of Common Stock. Also upon completion of the IPO, the Convertible Participating Preferred Stock of the Company converted into 4,666,666 shares of Common Stock and 5,600,000 shares of Redeemable Preferred Stock which, as described above, was redeemed with a portion of the net proceeds of the IPO.

     On May 27, 1998, the Company completed a secondary stock offering of 2,980,000 shares (including the underwriters' over allotment of 80,000 shares) of Common Stock at $30.00 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $44,400 (the "Secondary Offering"). The Company intends to use these net proceeds from the Secondary Offering for working capital and other general corporate purposes, including the funding of potential acquisitions.

     All share amounts have been retroactively adjusted to reflect a two-for-three reverse stock split which occurred on September 11, 1997.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

CONSOLIDATION:

     The consolidated financial statements include the accounts of Boron, LePore & Associates, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATION:

     Certain prior year balances have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION:

     Revenue is recognized as services are performed. For conferencing services, revenue is recognized upon completion of the meeting or symposia. Revenue for multiple-meeting projects is attributed to individual meetings based on an average amount per meeting, and is recognized as individual meetings are completed. Revenue for product marketing services is recognized in the period contractual performance benchmarks are achieved and confirmed by the client. Revenue for teleservices and field force logistics services are recorded in the period the services are performed, based on the specific terms of the contract.

     Customers are invoiced according to agreed upon billing terms. Items which are invoiced prior to performance of the related services are recorded as deferred revenue and are not recognized as revenue until the required service is provided, in accordance with the Company's revenue recognition policy.

     The Company is entitled to performance incentives under certain contracts. The additional revenues are computed based on a formula specified in each contract and are primarily dependent upon increases in market share for a customer's product. The market share statistics are measured over a future period of time specified in the contract. If the contract permits invoicing for portions of the performance incentives prior to the calculation of actual market share results, the revenues are deferred at the time of invoicing. Included in deferred revenue are performance incentive revenues of $0 and $729, as of December 31, 1998 and December 31, 1997, respectively.

DEPRECIATION AND AMORTIZATION:

     Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the related assets, generally a three to ten year period. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized.

INTANGIBLE ASSETS:

     Intangible assets generally represent goodwill associated with the excess of purchase price over net assets acquired, non-compete agreements and deferred financing costs. Goodwill is generally amortized over a period not to exceed 20 years, and other intangible assets are amortized over the term of the related agreement or debt

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


instrument. During December 1996, as part of a Preferred Stock Purchase Agreement (see Note 13), the Company incurred certain financing costs related to the transaction. The costs were comprised primarily of commitment fees related to long-term debt financing costs and totaled $312. Such amount was being amortized over the life of the debt instrument. During September 1997, in conjunction with the Offering and the settlement of all outstanding bank debt (See Note 4), the Company wrote-off the remaining balance of unamortized deferred financing costs, which amounted to approximately $270.

  The Company recognized amortization expense of $985, $55 and $8 for the years ending December 31, 1998, 1997 and 1996, respectively, and has recognized accumulated amortization expense of $1,048 through December 31, 1998.

INCOME TAXES:

  On December 4, 1996, the Company began operations as a Delaware corporation and was subject to Federal and state corporate tax rates as a "C" corporation (see Note 8). The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This standard requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. For all periods prior to December 4, 1996, the shareholders of the Company were treated as an "S" corporation for both Federal and state income tax purposes, and accordingly the provision for income taxes for all periods ending on or prior to such date reflects only certain state taxes.

LONG-LIVED ASSETS:

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such changes in circumstances have occurred.

STOCK BASED COMPENSATION:

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). The Company elected to remain with the accounting under Opinion 25 and has made the pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (See Note 14).

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


EARNINGS PER SHARE:

     The provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") require the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities (See Notes 3).

NEW ACCOUNTING PRONOUNCEMENTS

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 established standards for reporting of financial information about operating segments in annual financial statements (See Note 17).


3. EARNINGS PER SHARE:

   In accordance with SFAS 128, the following table reconciles income and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1998              1997           1996
                                                                        -----------       ----------      ----------
Numerator:
Net income (loss)--Diluted..........................................    $    10,447       $    6,112      $   (7,111)
Less dividends on convertible participating preferred stock.........             --             (831)             --
                                                                        -----------       ----------      ----------
Net income (loss)--Basic............................................    $    10,447       $    5,281      $   (7,111)
                                                                        ===========       ==========      ==========

Denominator:
Weighted average shares outstanding--Basic..........................     11,935,773        4,947,018       6,027,869
Incremental shares from assumed conversions of options..............        434,126          159,364              --
Convertible participating preferred stock...........................             --        3,400,911              --
                                                                        -----------       ----------      ----------
Weighted average shares outstanding--Diluted........................     12,369,899        8,507,293       6,027,869
                                                                        ===========       ==========      ==========

Net income (loss) per share--Basic..................................    $      0.88       $     1.07      $    (1.18)
                                                                        ===========       ==========      ==========
Net income (loss) per share--Diluted................................    $      0.84       $     0.72      $    (1.18)
                                                                        ===========       ==========      ==========


4. LONG-TERM DEBT:

   During 1996, the Company entered into a borrowing agreement with a bank. The borrowing agreement provided for a $5,000 revolving credit facility and a $20,000 term loan (the "Credit Facility"). The interest rates on the loans vary and are a function of the stated LIBOR rate and the effective prime rate as defined in the Agreement. In September 1997, in conjunction with the Offering, the Company repaid the then outstanding balance of the term loan, $19,500, and $1,000 outstanding under the revolving credit facility. In connection with this debt repayment, the Company wrote-off the balance of unamortized deferred financing costs related to the credit facility, resulting in a charge of approximately $270. During 1998, the Company renegotiated the revolving credit facility. Under the new loan agreement, the Company may borrow up to $5,000 on an unsecured basis. As of December 31, 1998, there were no outstanding borrowings under the revolving credit facility and $5,000 was available for future borrowings.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. FURNITURE, FIXTURES AND EQUIPMENT:

  Furniture, fixtures and equipment consists of:

                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                            1998           1997
                                                                        -------------  -------------
Telephone and computer equipment......................................       $ 7,206         $3,467
Office equipment......................................................         2,080            937
Other.................................................................           634            899
                                                                             -------         ------
                                                                               9,920          5,303
Less: Accumulated depreciation........................................        (2,036)          (849)
                                                                             -------         ------
Furniture, fixtures and equipment net of accumulated depreciation.....       $ 7,884         $4,454
                                                                             =======         ======

  Depreciation expense was $1,311, $305 and $105 for the years ending December 31, 1998, 1997 and 1996, respectively.

6. ACCRUED EXPENSES:

   Accrued expenses are comprised of the following:

                                                                DECEMBER 31,
                                                   ------------------------------------
                                                          1998              1997
                                                     ---------------  -----------------
   Accrued honoraria..............................            $2,470             $3,549
   Accrued earnout................................             5,700                 --
   Accrued income taxes...........................               712                 --
   Other accrued expenses.........................             1,099              1,055
                                                              ------             ------
   Accrued expenses...............................            $9,981             $4,604
                                                              ======             ======

7. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

  The Company leases office space, automobiles, and equipment under various operating leases expiring in 2008. Approximate annual lease commitments for the next five years and thereafter are as follows:

   1999.....................................     $2,014
   2000.....................................      1,177
   2001.....................................        920
   2002.....................................        851
   2003.....................................        611
   2004 and thereafter......................      2,462

   Rent expense charged against operations approximated $1,530, $525 and $387 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


LITIGATION:

   The Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company. Additionally, a former shareholder/officer of the Company has sent correspondence to the Company alleging securities and common law fraud and breach of contract by senior officers of the Company in connection with the settlement of contractual arrangements with the former shareholder/officer in December, 1996. The Company believes the allegations of the former shareholder/officer are without merit and intends to contest them vigorously should litigation be commenced against the Company, its officers or other personnel. The Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, although there can be no assurance that this will be the case.

EMPLOYMENT AGREEMENTS:

   The Company has entered into employment agreements with its executive officers and certain other senior management employees, some of whom are stockholders of the Company. The agreements specify duties, benefits, confidentiality and miscellaneous other provisions. The employment agreements generally have initial terms of no greater than three years, with one year renewals after such initial term. During 1997, two officers of the Company became consultants and their employment agreements were amended. At December 31, 1998, the maximum contingent liability related to consulting and employment agreements is approximately $3,278.

8. INCOME TAXES:

   The components of the provision (benefit) for income taxes are summarized as follows for the years ending December 31:

                        1998          1997           1996
                     -----------   -----------     ----------
   Current.........       $5,979        $  191          $  75
   Deferred........         (429)        1,509            (75)
                          ------        ------          -----
   Total...........       $5,550        $1,700          $  --
                          ======        ======          =====

  As discussed in Note 2 the Company began operating as a "C" Corporation on December 4, 1996. The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate--

                                                                     1998        1997
                                                                    -------------------
   Federal statutory rate........................................      34.0%       34.0%
   State taxes net of Federal effect.............................       6.0         6.0
   Utilization of net operating loss carryforwards, net of
        valuation allowance......................................      (6.3)      (20.7)
   Alternative minimum tax.......................................        --         2.5
   Other.........................................................       1.0          --
                                                                       ----       -----
   Effective tax rate............................................      34.7%       21.8%
                                                                       ====       =====

   Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities as of December 31 are as follows:

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    1998        1997
                                                  --------    --------
   Net operating loss carryforward..............  $    --     $ 1,755
   Allowance for doubtful accounts..............      214         160
   Other operating reserves.....................       57          44
   Tax over book depreciation...................     (180)        (24)
   Cash to accrual liability....................   (1,171)     (1,880)
   Alternative minimum tax credit...............       --         191
                                                  -------     -------
      Subtotal..................................   (1,080)        246
   Valuation allowance..........................       --      (1,755)
                                                  -------     -------
      Total.....................................  $(1,080)    $(1,509)
                                                  =======     =======


9. MAJOR CUSTOMERS:

   Revenue from two customers accounted for approximately $56,500 (34%) and $44,000 (27%) of total revenue for the year ending December 31, 1998.

   Revenue from two customers accounted for approximately $35,900 (49%) and $13,400 (18%) of total revenue for the year ending December 31, 1997.

   Revenue from three customers accounted for approximately $17,600 (44%), $6,300 (16%) and $4,100 (10%) of total revenue for the year ending December 31, 1996.

   Major customers accounted for approximately $25,358, or 56%, and $12,500, or 56%, of accounts receivable at December 31, 1998 and 1997, respectively.


10. DUE FROM AFFILIATES:

   In January 1996, the amounts due at December 31, 1995 from a former affiliate were converted into a $1,000 promissory note bearing interest at 8.1% per annum payable in quarterly installments over six years. During 1996, additional liabilities were satisfied by the Company on behalf of the former affiliate and payments were received according to terms. On December 4, 1996, the Company agreed to sell the amounts due from the former affiliate, approximately $1,560 plus interest, to certain officers/stockholders of the Company for $500. The balance of the amount was recorded as a nonrecurring loss on forgiveness of related party loan in the accompanying statement of operations. The $500 was received by the Company from the stockholders, pursuant to the terms contained in the Preferred Stock Purchase Agreement (see Note 13) in the form of bonus compensation payments of approximately $865 which provided the stockholders with the after-tax funds to make the repayment.


11. DUE FROM OFFICERS/STOCKHOLDERS:

   On June 30, 1995, the Company loaned three officers/stockholders amounts aggregating approximately $672. In January 1996, the Company forgave a portion of one loan and accrued interest of approximately $194 due from a stockholder as part of a stock repurchase agreement. The remaining loans, bearing interest of 8% per annum, were payable in five equal installments due on June 30 of each year. The total amount due from officers of approximately $435, including accrued interest of $14, was repaid pursuant to the terms contained in the Preferred Stock Purchase Agreement (see Note 13) in the form of bonus compensation payments of approximately $761 which provided the officers with the after-tax funds to make the repayment.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


   During 1998, the Company granted a loan to an officer in the amount of $100. The loan, bearing interest of 8.5% per annum, is payable in twelve equal quarterly installments. At December 31, 1998, the outstanding balance on this loan was approximately $85.


12. PURCHASE OF TREASURY STOCK:

   In January 1996, the Company paid a minority stockholder $450 and forgave the stockholder's loan receivable and accrued interest of approximately $194 in exchange for the stockholder's 1,548,387 shares of common stock. The shares were held in treasury at a cost of $644. Additionally, in January 1996, the remaining stockholders of the Company sold their shares of common stock in an affiliated company. Subsequent to these transactions there was no longer a common ownership relationship between the two companies. Concurrent with the Merger Agreement (see Note 1), the stock held in treasury was retired on December 4, 1996 and the $644 cost was transferred to retained earnings on that date.

   On June 18, 1996, the Company entered into a Stock Purchase Agreement to repurchase 1,720,430 shares of common stock from a stockholder. The agreement also contained a Disposition Benefit Agreement. The stockholder was a former officer of the Company. The Disposition Benefit Agreement would only become effective if there was a sale of a controlling interest of the outstanding stock within a certain period of time. The stock was purchased with a promissory note payable over five years with monthly payments of principal and interest of $10 and annual payments of $125, including interest, commencing on January 1, 1997. The shares were held in treasury at a cost of $970, the net present value of the promissory note. Concurrent with the Merger Agreement on December 4, 1996, the treasury shares were canceled, the cost of the shares were transferred to paid-in capital and retained earnings and the former stockholder received a payment of $6,175 on that date. The terms of the transaction were the result of arms-length negotiations.

   Concurrent with the closing of the sale of the preferred shares and with financing provided by a bank in December 1996, the Company redeemed 3,733,333 shares of common stock from two individual shareholders for payments aggregating $18,850 pursuant to the terms contained in the Preferred Stock Purchase Agreement.

   In September 1997, the Company paid a former officer of the Company approximately $5,600 to repurchase 466,666 shares of common stock and to amend the employment agreement of such former officer. At December 31, 1997, the shares are held in treasury at a cost of approximately $5,500.


13. PREFERRED STOCK PURCHASE AGREEMENT AND STOCK REDEMPTION:

   On December 4, 1996 a Preferred Stock Purchase Agreement was entered into, between the Company and certain investment partnerships and individuals (collectively the "Investors"). The Company sold 7,000,000 shares of its authorized $0.01 par value Convertible Participating Preferred Stock for $12,500. The Convertible Participating Preferred Stock had a minimum liquidation value of $10,000 and was convertible to common stock and redeemable preferred stock at various rates based on the occurrence of certain events. In addition, the holders of the Convertible Participating Preferred Stock were entitled to receive an annual cash dividend of approximately $0.1429 per share. The Convertible Participating Preferred shares had voting rights similar to common stock and were subject to certain liquidating and redemption features, as defined, at the option of the holder.

   In September 1997, upon completion of the Company's IPO (see Note 1), the 7,000,000 shares of Convertible Participating Preferred Stock converted into 4,666,666 shares of Common Stock and 5,600,000 shares of Redeemable Preferred Stock. The Redeemable Preferred Stock was immediately redeemed for $10,000 plus accumulated dividends of approximately $831.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


14. STOCK OPTION AND GRANT PLAN AND EMPLOYEE STOCK PURCHASE PLAN:

   During 1996, the Boron, LePore & Associates 1996 Stock Option and Grant Plan (the "1996 Plan") was established. In August, 1997, the Plan was amended to increase the shares of stock reserved for issuance under the 1996 Plan to 3,000,000 shares. During 1998 the Boron, LePore & Associates 1998 Employee Stock Option Plan (the "1998 Plan") was established, under which 500,000 shares of Common Stock can be issued through the exercise of stock options. The following table summarizes stock option activity:

                                                                                          WEIGHTED
                                                                                          --------
                                                     Number of      EXERCISE PRICE        AVERAGE
                                                     ---------      --------------        -------
                                                       SHARES          PER SHARE       EXERCISE PRICE
                                                       ------          ---------      ----------------
Outstanding at December 31, 1996.................            --                  --             --
     Granted.....................................        733,059     $ 0.43 - $22.00        $11.27
     Canceled....................................         (1,500)              21.25         21.25
     Exercised...................................             --                  --            --
                                                       ---------     ---------------        ------
  Outstanding at December 31, 1997...............        731,559       0.43 -  22.00         11.26
     Granted.....................................      1,155,525      26.50 -  38.50         30.58
     Canceled....................................        (26,666)      0.43 -  26.50         10.21
     Exercised...................................        (40,916)               9.45          9.45
                                                       ---------     ---------------        ------
  Outstanding at December 31, 1998...............      1,819,502     $ 9.45 - $38.50        $24.42
                                                       =========     ===============        ======

  Shares exercisable at December 31, 1998........        345,065     $ 9.45 - $35.13        $13.81
                                                       =========     ===============        ======


  The following table summarizes information about options outstanding at December 31, 1998:


                            OPTIONS OUTSTANDING AT DECEMBER 31, 1998                 OPTIONS EXERCISABLE AT DECEMBER 31, 1998
                       ---------------------------------------------------------     ----------------------------------------
                                                                WEIGHTED AVERAGE                               WEIGHTED
                                                                ----------------                               --------
                                           WEIGHTED AVERAGE     CONTRACTUAL LIFE                                AVERAGE
                                           ----------------     ----------------                                -------
   RANGE               NUMBER OF SHARES     EXERCISE PRICE          (YEARS)             NUMBER OF SHARES     EXERCISE PRICE
   -----               ----------------    -----------------        ------             -----------------     --------------
   $ 9.45 - $12.00            468,077             $10.79               8.51                   266,090              $10.84
   $12.01 - $24.00            205,900              20.97               8.77                    63,975               21.17
   $24.01 - $30.00            847,850              29.30               9.36                        --                  --
   $30.01 - $38.50            297,675              34.35               9.34                    15,000               35.13
                            ---------             ------                                      -------              ------
                            1,819,502             $24.42                                      345,065              $13.81
                            =========             ======                                      =======              ======


  Of the total options outstanding under the 1996 and 1998 Plans, 345,065 and 13,000 were exercisable at December 31, 1998 and 1997, respectively. Stock options available for grant were 1,639,582, and 2,269,941 at December 31, 1998 and 1997, respectively.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


   As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to the Company's stock option grants, which requires recognition of compensation costs ratably over the vesting period of the underlying equity instruments, net income would have been as follows:

                                                            1998        1997
                                                            ----        ----
  Pro forma net income..................................    $5,890     $6,080
  Pro forma net income per common share.................
     Basic..............................................    $ 0.49     $ 1.07
     Diluted............................................    $ 0.48     $ 0.71

   The fair value of options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998 and 1997, respectively: weighted-average risk-free interest rates of 4.7% for 1998 and 6.5% for 1997, no dividends, volatility factors of the expected market price of the Company's common stock of 65.9% for 1998 and 38.0% for 1997, a weighted-average expected life of the options of 6.0 years for 1998 and 1997 and a weighted-average grant date fair value of options granted during fiscal years 1998 and 1997 of $19.53 and $4.38, respectively. There were no options granted for any periods prior to January 1, 1997.

   In August 1997, the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was established. The Purchase Plan allowed for up to 225,000 shares of Common stock to be issued at 85% of fair market value. The Purchase Plan was cancelled during 1998. As of December 31, 1998 and 1997, respectively, no shares were issued under the Purchase Plan.


15.SAVINGS AND INVESTMENT PLAN:

   During 1998, the Company adopted the Boron LePore & Associates Savings Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed six months of service with the Company.

   The 401(k) Plan is employee funded up to an elective annual deferral. In addition, the Company matches up to 50% of the participants's contribution up to a maximum employer contribution of 2.0% of the employee's total compensation. For the years ended December 31, 1998 and 1997, the Company's matching contributions to the 401(k) Plan were approximately $99 and $0, respectively.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   Summarized unaudited quarterly operating results for 1998 and 1997 are as follows:

                                                                         FISCAL QUARTERS ENDED
                                                          --------------------------------------------------
                                                            MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                               1998        1998        1998         1998
                                                            ----------  ----------  -----------  -----------
(In thousands, except per share data)

Revenues...................................................    $32,154     $47,740      $41,937      $42,839
Gross profit...............................................      8,397      13,082       14,070       13,409
Net income.................................................      1,875       2,372        3,101        3,099

Net income per common share--basic.........................    $  0.17     $  0.20      $  0.25      $  0.24
Net income per common share--diluted.......................    $  0.17     $  0.20      $  0.24      $  0.24

                                                                         FISCAL QUARTERS ENDED
                                                          --------------------------------------------------
                                                            MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                               1997        1997        1997         1997
                                                            ----------  ----------  -----------  -----------
(In thousands, except per share data)

Revenues...................................................    $13,673     $18,448      $17,500      $23,286
Gross profit...............................................      3,936       5,345        5,092        6,954
Net income.................................................        877       1,429        1,074        2,732

Net income per common share--basic.........................    $  0.20     $  0.43      $  0.24      $  0.25
Net income per common share--diluted.......................    $  0.12     $  0.19      $  0.13      $  0.25


17. SEGMENT INFORMATION:

   The Company's management considers its business to be a single business entity - the providing of outsourced marketing, educational and sales services to the pharmaceutical industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1998         1997          1996
                                                                -----------  -------------  ------------
Revenues:
Marketing and Educational Services..........................       $106,106        $69,740       $40,220
Field sales force logistics services........................         35,545          1,000            --
Contract sales services.....................................         23,019          2,167            --
                                                                   --------        -------       -------
  Total revenues............................................       $164,670        $72,907       $40,220
                                                                   ========        =======       =======

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


18. RELATED PARTY TRANSACTIONS:

   The Company entered into a consulting agreement on December 23, 1991 with a stockholder of the Company. The agreement provided, among other things, for the payment of monthly consulting fees through December 31, 2001. The total consulting fees charged to operations during the years ended December 31, 1998, 1997 and 1996 approximated $0, $0 and $516, respectively. In 1996, the consulting agreement was terminated pursuant to the terms contained in the Preferred Stock Purchase Agreement and the Company received and executed a general release from the former stockholder in consideration for the payment made.

   During the years ending December 31, 1998, 1997, and 1996, the Company leased space from a stockholder of the Company. The aggregate rent expense charged to operations for those periods approximated $24, $24 and $84, respectively.


19. ACQUISITIONS:

   In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois company. The purchase price was $800 in cash, subject to adjustment upward or downward, based on certain revenue and pre-tax earnings goals related to the calendar year subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired, approximately $800, is being amortized over twenty years.

   In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company will pay approximately $700 in the first quarter of 1999 based on the attainment of performance goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $9,700 and is being amortized over twenty years.

   In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation. The purchase price was $10,000 in cash and 160,103 shares of the Company's common stock. The Company will pay approximately $5,000 in the first quarter of 1999 based upon the attainment of operating income goals achieved during the year ended December 31, 1998. In addition, the Company may be required to pay an additional amount up to $5,000 in contingent cash payments based on certain operating income goals of the acquired business during the five month period ending May 31, 1999. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $21,500 and is being amortized over twenty years.

   In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc., a New Jersey corporation. The purchase price was $1,600 in cash and 13,630 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount of cash and stock based on the attainment of certain revenue goals of the acquired business during the twelve-month period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $2,500 and is being amortized over twenty years.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


   The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of the respective periods:


                                                             YEAR ENDED
                                                          DECEMBER 31, 1998
                                                          -----------------
Net revenues............................................        $169,263

Net income..............................................        $ 10,048
                                                                ========
Pro forma diluted earnings per share....................        $   0.84
                                                                ========

   The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions taken place at the beginning of the respective periods.


20. SUBSEQUENT EVENTS (UNAUDITED):

   During the first quarter of 1999, the Company paid $5.0 million and $0.7 million to Medical Education Systems and Strategic Implications International, respectively, based upon their respective attainment of performance goals agreed upon at the time of acquisition and achieved during the year ended December 31, 1998, as discussed in Note 19 to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders to be held in May 1999 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders to be held in May 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders to be held in May 1999 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders to be held in May 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements.

  (a)(2) Schedules.

         Schedule II--Valuation and Qualifying Accounts

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


2.1 Agreement and Plan of Merger by and between the Predecessor and the Company.(2)

 2.2 Stock Redemption Agreement dated as of December 4, 1996 by and among the Company and Patrick G. LePore, Gregory Boron, Christopher Sweeney and Michael W. Foti.(2)

2.3 Preferred Stock Purchase Agreement dated as of December 4, 1996 by and among the Company and the Investors named therein.(2)

2.4 Stockholders' Agreement dated as of December 4, 1996, as amended, by and among the Company, the Investors (as defined), Patrick G. LePore, Gregory Boron, Christopher Sweeney and Michael W. Foti.(3)

2.4(a) Consent and Second Amendment to Stockholder's Agreement, dated March 11, 1998.(5)

2.5 Registration Rights Agreement by and among the Company, Christos S. Efessiou and Alicia A. Angelides, dated March 18, 1998.(5)

2.6 Asset Purchase Agreement by and among the Company, Christos S. Efessiou, Alicia A. Angelides, Strategic Implications International, Inc. and EFAN Holdings, dated March 18, 1998.(5)

2.7 Asset Purchase Agreement by and among the Company, MES Acquisition Corp., Medical Education Systems, Inc., Mary Parenti and James Jamieson.

3.1      Third Amended and Restated Certificate of Incorporation.(5)

3.2      Amended and Restated By-laws.(5)

4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Company.(4)

4.2 Credit Agreement with Fleet National Bank as Agent and Lender, as amended.(2)

10.1(a)  Lease between MBM Associates and the Company.(2)

10.1(b)  Sublease between Lonza, Inc. and the Company.(2)

10.2     Lease by and between SPENCO, Ltd. and the Company.(2)

10.3 Deed of Lease Agreement by and between Norfolk Commerce Center Limited Partnership and the Company.(2)

10.4     Employment Agreement for Patrick G. LePore.

10.5     Employment Agreement for Gregory F. Boron.(2)

10.7     Employment Agreement for Timothy J. McIntyre.

10.8     Non-Competition Agreement for Patrick G. LePore.(5)

10.9     Non-Competition Agreement for Gregory F. Boron.(2)

10.11    Employment Agreement for Martin J. Veilleux.

10.12 Boron, LePore & Associates, Inc. Amended and Restated 1996 Stock Option and Grant Plan.(3)

10.13    Boron, LePore & Associates, Inc. 1998 Employee Stock Option and Grant
         Plan.

10.14 Form of Indemnification Agreement between the Registrant and directors.(2)

10.15    Stock Purchase Agreement of Christopher Sweeney.(2)

10.16    Restricted Stock Agreement for Patrick G. LePore.(1)

10.17    Restricted Stock Agreement for Gregory F. Boron.(1)

10.18    Restricted Stock Agreement for Christopher Sweeney.(1)

10.19    Restricted Stock Agreement for Timothy J. McIntyre.(2)

10.20    Incentive Stock Option Agreement for Timothy J. McIntyre.(1)

10.21    Non-qualified Stock Option Agreement for Timothy J. McIntyre.(3)

10.22    Incentive Stock Option Agreement for Martin J. Veilleux.(3)

10.23    Incentive Stock Option Agreement for Martin J. Veilleux.(3)

10.24    Incentive Stock Option Agreement for Brian J. Smith.(3)

10.25    Employment Agreement for Brian J. Smith.

10.26    Side Letter Agreement with Christopher J. Sweeney.(4)

10.27 Lease Agreement by and between Maurice M. Weill, Trustee, as Landlord and BLP Group Companies, as Tenant.(5)

10.28    Incentive Stock Option Agreement for Timothy J. McIntyre.(5)

10.29    Incentive Stock Option Agreement for Patrick G. LePore.(5)

16.1     Letter re: Change in Certifying Accountant.(1)

21.1     Subsidiaries of the Registrant.(5)

23.2     Consent of Arthur Andersen LLP.(6)

23.3     Consent of M.R. Weiser & Co. LLP.(6)

24.1     Power of Attorney (included on the signature page hereto).

27.1     Financial Data Schedule.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on July 1, 1997.
(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 15, 1997.
(3) Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 29, 1997.
(4) Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on September 18, 1997.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form 10-K (SEC File No. 000-23093) for the year ended December 31, 1997, filed with the Commission on March 31, 1998.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (SEC File No. 333-51101) filed with the Commission on May 5, 1998.


    A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED UPON PAYMENT OF A REASONABLE FEE FOR COPYING BY WRITTEN REQUEST TO ATTENTION: MARTIN J. VEILLEUX, BORON, LEPORE & ASSOCIATES, INC., 17-17 ROUTE 208 NORTH, FAIR LAWN, NEW JERSEY 07410.

    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fair Lawn, New Jersey, on March 26, 1999.


                                  Boron, Lepore & Associates, Inc.


                                    By:  /s/ Patrick G. LePore
                                       -------------------------------
                                              PATRICK G. LEPORE
                                         Chairman, Chief Executive Officer
                                              and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                   Title                           Date
          ---------                   ------                          -----

     /s/ PATRICK G. LEPORE       Chairman of the Board,           March 26, 1999
     ------------------------
         Patrick G. Lepore       Chief Executive Officer,
                                 President and Director
                                 (Principal Executive Officer)


     /s/ MARTIN J. VEILLUEX      Chief Financial Officer,         March 26, 1999
     ------------------------
         Martin J. Veilluex      Secretary and Treasurer,
                                 (Principal Financial and
                                 Accounting Officer)


     /s/ ROGER BOISSONNEAULT     Director                         March 26, 1999
     ------------------------
         Roger Boissonneault


     /s/ ROGER B. KAFKER         Director                         March 26, 1999
     ------------------------
         Roger B. Kafker


     /s/ JACQUELINE C. MORBY     Director                         March 26, 1999
     ------------------------
         Jacqueline C. Morby


     /s/ MELVIN  SHAROKY         Director                         March 26, 1999
     ------------------------
         Melvin Sharoky


     /s/ JOSEPH E. SMITH         Director                         March 26, 1999
     ----------------------
         Joseph E. Smith


     /s/ JOHN A. STALEY, IV      Director                         March 26, 1999
     -------------------------
         John A. Staley, IV

                                                                     SCHEDULE II


                        BORON, LEPORE & ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                BALANCE AT    CHARGED TO
                                                 BEGINNING    COSTS AND                   BALANCE AT
                                                  OF YEAR      EXPENSES     DEDUCTIONS    END OF YEAR
                                                 ---------     --------     ----------    -----------
For the year ended December 31, 1996..........   $       0     $ 300,000     $   0         $ 300,000
For the year ended December 31, 1997..........   $ 300,000     $ 100,000     $   0         $ 400,000
For the year ended December 31, 1998..........   $ 400,000     $ 135,000     $   0         $ 535,000