Form 10-Q
period 1999-03-31
BORON LEPORE & ASSOCIATES INC
filed 1999-05-17
CIK 1029281

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999
                 ---------------------------------------------

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-23093


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


                        YES      X           NO _______
                             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                         OUTSTANDING AT MAY 4, 1999
                 -----                         --------------------------
    Common stock, par value $.01 share                  12,689,561

================================================================================

                       BORON, LEPORE & ASSOCIATES, INC.


                                     INDEX


                                                                                                                      Page
                                                                                                                      ----
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998.............                 3

            Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998
            (unaudited).................................................................................                 4

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998
            (unaudited).................................................................................                 5

            Notes to Consolidated Financial Statements..................................................               6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................................              8-12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................                12


PART II     OTHER INFORMATION

            Item 1:     Legal Proceedings...............................................................                13

            Item 2:     Changes in Securities...........................................................                13

            Item 3:     Defaults in Senior Securities...................................................                13

            Item 4:     Submission of Matters to a Vote of Security Holders.............................                13

            Item 5:     Other Information...............................................................                13

            Item 6:     Exhibits and Reports on Form 8-K
                        (a)   Exhibits
                              27  Financial Data Schedule

                        (b)   Reports on Form 8-K


            Signatures..................................................................................                14

            Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


                                                                                          March 31,            December 31,
                                                                                            1999                   1998
                                                                                    ------------------      ----------------
                                                                                        (Unaudited)

                                  ASSETS

Current assets:
    Cash and cash equivalents....................................................          $ 37,894              $ 36,924
    Accounts receivable, net.....................................................            38,055                44,394
    Prepaid expense and other current assets.....................................             2,785                 1,678
                                                                                           --------              --------
          Total current assets...................................................            78,734                82,996
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
$2,525 at March 31, 1999 and $2,036 at December 31, 1998.........................             8,402                 7,884
Intangible assets................................................................            32,035                33,592
Other assets.....................................................................               624                   630
                                                                                           --------              --------
TOTAL ASSETS.....................................................................          $119,795              $125,102
                                                                                           ========              ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................................          $  4,699              $  5,138
    Accrued payroll..............................................................             2,183                 1,808
    Accrued expenses.............................................................             4,177                 9,981
    Deferred revenue.............................................................            11,469                 9,599
                                                                                           --------              --------
          Total current liabilities..............................................            22,528                26,526

Deferred income taxes............................................................               780                 1,080

Committments and contingencies

STOCKHOLDERS' EQUITY:

    Common stock, $.01 par value, 50,000 shares authorized; 16,895 issued and
    12,695 outstanding at March 31, 1999; 16,882 issued and 12,682 outstanding
    at December 31, 1998.........................................................               169                   169
    Treasury stock at cost, 4,200 shares at March 31, 1999 and December 31, 1998            (24,350)              (24,350)
    Additional paid-in capital...................................................           118,481               118,363
    Retained earnings............................................................             2,187                 3,314
                                                                                           --------              --------
          Total stockholders' equity.............................................            96,487                97,496
                                                                                           --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................          $119,795              $125,102
                                                                                           ========              ========

  The accompanying notes are an integral part of these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)


                                                                                      Three months ended
                                                                                           March 31,
                                                                           ----------------------------------------
                                                                                 1999                    1998
                                                                           ----------------         ---------------
Revenues............................................................            $ 33,849                $ 32,154

Cost of sales.......................................................              24,983                  23,757
                                                                                --------                --------
Gross profit........................................................               8,866                   8,397

Goodwill impairment charge..........................................                 754                      --
Selling, general and administrative expenses........................              10,373                   5,780
                                                                                --------                --------

  Operating income (loss)...........................................              (2,261)                  2,617


Interest income, net................................................                (384)                   (308)
                                                                                --------                --------

  Income (loss) before income taxes.................................              (1,877)                  2,925

Provision (benefit) for income taxes................................                (750)                  1,050
                                                                                --------                --------

  Net income (loss).................................................            $ (1,127)               $  1,875
                                                                                ========                ========

Net income (loss) per common and common equivalent share:

 Basic..............................................................            $  (0.09)               $   0.17
                                                                                ========                ========
 Diluted............................................................            $  (0.09)               $   0.17
                                                                                ========                ========

Weighted average number of common and common equivalent shares:

 Basic..............................................................              12,691                  10,769
                                                                                ========                ========
 Diluted............................................................              12,691                  11,174
                                                                                ========                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      1999                  1998
                                                                                 -----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................              $   (1,127)           $   1,875
Adjustments for noncash items included in operating activities:
 Depreciation and amortization.........................................                     922                  233
 Goodwill impairment charge............................................                     754                   --
 Deferred income taxes.................................................                    (300)               1,050
 Change in operating asset and liability components:
  Decrease (increase) in accounts receivable, net......................                   6,339               (8,615)
  Increase in prepaid expenses and other assets........................                  (1,107)              (2,549)
  Decrease in intangible assets........................................                     370                   --
  Decrease (increase) in other assets..................................                       6                 (106)
  (Decrease) increase in accounts payable and accrued expenses.........                    (168)               5,107
  Increase in deferred revenue.........................................                   1,870                2,726
                                                                                     ----------            ---------
    Net cash provided by (used in) operating activities................                   7,559                 (279)
                                                                                     ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture, fixtures and equipment.......................                  (1,007)              (2,014)
  Business acquisitions, net of acquired cash..........................                      --               (5,092)
  Business acquisitions, payment of earnout agreements.................                  (5,700)                  --
                                                                                     ----------            ---------
    Net cash used in investing activities..............................                  (6,707)              (7,106)
                                                                                     ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from option exercises.......................................                     118                    1
                                                                                     ----------            ---------
    Net cash provided by financing activities..........................                     118                    1
                                                                                     ----------            ---------

    Increase (decrease) in cash and cash equivalents...................                     970               (7,384)

CASH AND CASH EQUIVALENTS, beginning of period.........................                  36,924               24,016
                                                                                     ----------            ---------
CASH AND CASH EQUIVALENTS, end of period...............................              $   37,894            $  16,632
                                                                                     ==========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest..............................................................              $       --            $      --
 Taxes.................................................................              $      441            $     120

  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


(1)  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides outsourced marketing, educational and sales services to the pharmaceutical industry.

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal, recurring nature, with the exception of the goodwill impairment charge, as discussed in footnote 4. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.


(2)  EARNINGS (LOSS) PER SHARE:

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" the following table reconciles income (loss) and share amounts used to calculate basic and diluted earnings (loss) per share.


                                                                     Three months ended
                                                                         March 31,
                                                      ----------------------------------------------
(In thousands, except per share data)                        1999                       1998
                                                      ------------------          ------------------
Numerator:
   Net Income (Loss) - Diluted....................          $  (1,127)                   $  1,875
                                                            =========                    ========

   Net income (Loss) - Basic......................          $  (1,127)                   $  1,875
                                                            =========                    ========
Denominator:
   Weighted average shares outstanding - Basic                 12,691                      10,769

   Incremental shares from assumed conversions
     of options...................................                 --                         405
                                                            ---------                    --------
   Weighted average shares outstanding - Diluted               12,691                      11,174
                                                            =========                    ========

Earnings (loss) per share - Basic.................          $   (0.09)                   $   0.17
                                                            =========                    ========

Earnings (loss) per share - Diluted...............          $   (0.09)                   $   0.17
                                                            =========                    ========

                       BORON, LEPORE & ASSOCIATES, INC.

                                  (UNAUDITED)

(3)  ACQUISITIONS:

     In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc., a New Jersey corporation. The purchase price was $1,600,000 in cash and 13,630 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount of cash and stock based on certain revenue goals of the acquired business during the twelve-month period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $2,500,000 and will be amortized over twenty years.

     In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc. ("MES"), a Pennsylvania corporation. The purchase price was $10,000,000 in cash and 160,103 shares of the Company's common stock. During the first quarter of 1999, the Company paid $5,000,000 to MES based upon the attainment of certain operating income goals. In addition, the Company may be required to pay an additional amount up to $5,000,000 in contingent cash payments based on certain operating income goals of the acquired business during the five month period ending May 31, 1999. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $21,500,000 and is being amortized over twenty years.

     In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300,000 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company paid $700,000 in the first quarter of 1999 based on the attainment of certain performance goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $9,700,000 and is being amortized over twenty years.

     In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois company. The purchase price was $800,000 in cash. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be $800,000. As described below (see footnote 4), in connection with its preparation of the financial statements related to the three-month period ended March 31, 1999, the Company determined that the remaining unamortized purchase price of $754,000 was impaired. As a result, the Company wrote down the goodwill to zero as of March 31, 1999.

(4)  GOODWILL IMPAIRMENT CHARGE:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and establishes guidance for recognizing and measuring impairment losses. Under the provisions of this statement, the Company continually evaluates its long-lived assets for financial impairment. In connection with its preparation of the financial statements related to the three-month period ended March 31, 1999, the Company determined that the goodwill related to the acquisition of Decision Point, Inc. was impaired. The Company based its determinitaion on the inability of the long-lived asset to generate future cash flows sufficient to recover the carrying amount As a result, the Company recorded a write-down during the quarter of $754,000 related to this asset to bring the book value of this asset to zero.

(5)  SEGMENT INFORMATION:

     The Company's management considers its business to be a single business entity -- the providing of outsourced marketing, educational and sales services to the pharmaceutical industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1999              1998
                                                   --------          --------
Revenues:
Marketing and Educational Services...............   $17,402           $21,834
Field sales force logistics services.............     9,343             6,890
Contract sales services..........................     7,104             3,430
                                                   --------          --------
   Total revenues................................   $33,849           $32,154
                                                   ========          ========

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

  Principal elements of the Company's growth strategy have been enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last three years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field sales force logistics services. In connection with its expansion of services, during 1997, the Company opened a new teleservice center in Norfolk, Virginia and established a contract sales organization. In late 1997, the Company began forming a field sales force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services through December 1999. Such services include meeting planning, event coordination and other logistical services. The contract provides for a management fee component and a fee-for-service component. In October 1998 the management fee for 1999 was established. The fee-for-service component is dependent upon the level of services provided. In December 1998, the Company signed its second field force logistics contract with a pharmaceutical company to provide field force logistics services through December 2001. This second contract is significantly smaller than the Company's first field force logistics contract, and it also provides for a management fee component and a fee-for-service component. The Company believes field force logistics is a substantial, emerging business opportunity and that the Company's historical expertise and ability to invest in technology provide it with a strategic advantage. However, there can be no assurance that the Company will be able to obtain additional field sales force logistics contracts, or that the existing contracts will be extended. Also in 1998, the Company continued to enhance its newer service offerings, as it acquired two medical education companies and added clients to its contract sales business.

  In late 1998, the Company was advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with the Company. This customer represented 27% of the Company's total revenues during the year ended December 31, 1998. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. Based on further discussions with this customer, except for a limited amount of speaker training revenue in the three-month period ended March 31, 1999, the Company believes it will not produce any revenue related to this customer in 1999. This customer represented less than 5% of the Company's total revenues during the three-month period ended March 31, 1999. The Company believes it will be more successful by focusing on other existing and new services which are more profitable than attempting to replace the anticipated loss in speaker training and advisory panel meetings revenue, as such meetings have a significantly lower gross margin percentage than other services. There can be no assurance that the Company will be able to develop or grow services quickly enough or with enough magnitude and profitability to mitigate the reduction in profit related to the anticipated reduction in speaker training and advisory panel meetings revenue. In addition, the Company will attempt to replace the non-speaker training and advisory panel revenue from this customer by increasing its peer-to-peer meeting and educational conferencing business with existing and new clients. There can be no assurance that the Company will be able to build other customer relations to the level necessary to fully replace the anticipated loss of non-speaker training and advisory panel revenue previously generated by this client.

  Although revenues from the Company's peer-to-peer meeting business grew from $33.4 million in 1996 to $45.1 million in 1997 and then to $52.8 million in 1998, the Company does not anticipate that future growth of revenues from this line of business will continue at such an accelerated rate. Furthermore, the Company believes that the aforementioned loss of a significant customer will negatively impact the Company's peer-to-peer meeting revenue in 1999 as compared to 1998. Revenues from this line of business decreased from $7.7 million in the first three months of 1998 to $7.5 million in the first three months of 1999, including the effect of the loss of revenue from this previously significant customer. In addition, although revenues from the Company's symposia services (also known as speaker training meetings) increased from $1.5 million in 1996 to $20.7 million in 1997 and to $28.9 million in 1998, due to the aforementioned loss of the significant customer and the Company's focus on replacing the speaker training revenue related to this customer with revenue from other services, the Company anticipates a significant decrease in symposia revenue in 1999 as compared to 1998. Revenues from this line of business decreased from $12.3 million in the first three months of 1998 to $4.0 million in the first three months of 1999.

  Certain of BLP's newer services, particularly symposia and field sales force logistics, have lower gross margin percentages than the Company's historical peer-to-peer meeting business, while other services, particularly educational conferencing, have higher gross margin percentages than the Company's historical peer-to-peer meeting business. As such, the mix of business generated from individual services could impact the Company's operating profit percentage. In addition, the initial costs related to the Company's new teleservice center, contract sales organization, development and implementation costs of the Company's technology enhancement efforts and the establishment and build-out of its field sales force logistics organization, negatively impacted the Company's 1998 financial performance. Due to those costs and the increase in the proportion of symposia and field sales force logistics revenue during 1998 relative to 1997, its operating profit as a percentage of revenues in 1998 was less than that achieved in 1997. The Company's objective is to enhance its operating profit through efficiency efforts, carefully managing operating expenses, improving its mix of revenue and increasing its overall revenue. However, the Company's operating margins could be adversely affected if its efforts to enhance the profitability of its services are not successful, the proportion of symposia or field sales force logistics revenue to total revenues is greater than anticipated, the proportion of educational conferencing revenue is less than anticipated or total revenues do not grow sufficiently to fully leverage its operating expenses.

  The Company incurred a net loss of $1.1 million during the three-month period ended March 31, 1999. Included in these results was a non-cash, pre-tax charge of approximately $750,000 related to the writedown of goodwill associated with the Company's January 1998 acquisition of Decision Point, Inc.. The Company's near term goals include improving operational efficiencies and better aligning costs and expenses with anticipated revenues. To achieve these goals, the Company is currently reviewing business processes and rationalizing personnel and facilities. In connection with these activities, the Company anticipates recording a restructuring provision in the three-month period ending June 30, 1999 of approximately $1.0 million to $2.0 million, based on initial assessments.

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in the Company's Statements of Operations for the periods indicated.

                                                                 Three months ended
                                                                      March 31,
                                                      ----------------------------------------
                                                            1999                      1998
                                                      ----------------           --------------
Revenues........................................                100.0 %                  100.0%

Cost of sales...................................                 73.8                     73.9
                                                      ---------------            -------------

     Gross profit...............................                 26.2                     26.1

Goodwill impairment charge......................                  2.2                       --
Selling, general and administrative expenses....                 30.7                     18.0
                                                      ---------------            -------------

     Operating income (loss)....................                 (6.7)                     8.1

Interest income, net............................                 (1.2)                    (1.0)
                                                      ---------------            -------------

Income (loss) before income taxes...............                 (5.5)                     9.1

Provision (benefit) for income taxes............                 (2.2)                     3.3
                                                      ---------------            -------------

Net income (loss)...............................                 (3.3)%                    5.8%
                                                      ===============            =============

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

  Revenues increased $1.7 million, or 5%, from $32.1 million in the three-month period ended March 31, 1998 to $33.8 million in the three-month period ended March 31, 1999. This growth primarily resulted from an increase of $4.0 million in educational conferencing services, an increase of $3.7 million in revenue from contract sales services and an increase of $2.5 million in revenue from field sales force logistics services, offset by a $8.5 million decrease in promotional conferencing services revenue. The decrease in the Company's promotional conferencing services revenue was comprised of a decrease in symposia services revenue of $8.3 million and a $0.2 million decrease in revenues from peer-to-peer meetings and other conferencing services.

  Cost of sales increased $1.2 million, or 5%, from $23.8 million in the three-month period ended March 31, 1998 to $25.0 million in the three-month period ended March 31, 1999. Cost of sales as a percentage of revenues decreased from 73.9% in the prior year period to 73.8% in the current year period. This decrease was due to a lower proportion of symposia services revenue in the current year period versus the prior year period coupled with a higher proportion of educational services revenue in the current year period versus the prior year period. Educational services revenue have a higher gross profit percentage than the Company's historical peer-to-peer meeting business, while symposia services revenue have a lower gross profit percentage when compared to other business segments within the Company. The overall decrease in cost of sales as a percentage of revenues was substantially offset by an underutilization of the Company's telerecruiting center, and a contract pricing modification related to one customer in which the Company is compensated on an attendee per meeting basis as opposed to a per meeting basis, which was the historical criteria.

  During the three-month period ended March 31, 1999, the Company determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, the Company incurred a one-time charge to write down the asset value to zero during the three-month period ended March 31, 1999. As a percentage of revenues, this charge represented 2.2% of revenues for the three-month period ended March 31, 1999.

  Selling, general and administrative expenses increased $4.6 million, or 79%, from $5.8 million in the three-month period ended March 31, 1998 to $10.4 million in the three-month period ended March 31,

1999. This increase was due to the cost of personnel additions of approximately $3.0 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $1.6 million incurred to support the Company's growth. Selling, general and administrative expenses increased as a percentage of revenues from 18.0% in the prior year period to 30.7% in the current year period as the increase in selling, general and administrative expenses was partially offset by the increase of revenues.

  Operating income (loss) decreased $4.9 million, or 186%, from income of $2.6 million in the three-month period ended March 31, 1998 to a loss of $2.3 million in the three-month period ended March 31, 1999. Operating income (loss) as a percentage of revenues decreased from income of 8.1% in the prior year period to a loss of 6.7% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increase in selling, general and administrative expenses as a percentage of revenues partially offset by an increase in gross profit.

  Interest income was $308,000 in the three-month period ended March 31, 1998 compared to $384,000 in the three-month period ended March 31, 1999. This increase was the result of the Company's higher average cash balance in the current year period as compared to the prior year period, as the Company retained cash obtained in the Company's secondary stock offering in May of 1998.

  The provision (benefit) for income taxes for the three-month periods ended March 31, 1999 and March 31, 1998 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized in 1998 and the recording of the benefits of the net loss in 1999.


LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1999, the Company had $56.2 million in net working capital, a decrease of $0.3 million from December 31, 1998. The Company's primary sources of liquidity as of March 31, 1999 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility. The Company's accounts receivable turnover averaged 101, 93 and 84 days for the periods ended March 31, 1999, December 31, 1998 and December 31, 1997. The allowance for doubtful accounts was $0.7 million at March 31, 1999, $0.5 million at December 31, 1998 and $0.4 million at December 31, 1997.

  During the three months ended March 31, 1999, the Company generated $7.6 million in operating activities and used $6.7 million in investing activities. The $7.6 million provided by operating activities was primarily related to the decrease in business experienced by the Company throughout the first three months of 1999 as compared to the three-month period ended December 31, 1998. The Company believes its ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth the Company will use cash, whereas during periods of slow growth or decline the Company believes it will be able to generate cash from operations.

  The $6.7 million of cash used in investing activities was comprised of $5.7 million used for business acquisitions and $1.0 million used to purchase computer, telephone and office equipment.

  Financing activities during the three-month period ended March 31, 1999 generated $0.1 million of net cash inflows, primarily as a result of proceeds from the exercises of stock options.

  The Company made cash payments of approximately $5.7 million during the three-month period ended March 31, 1999 based upon the attainment of contingent payment goals established during the acquisitions of Medical Education Systems, Inc. ("MES") and Strategic Implications International, Inc. The Company anticipates paying $0.4 million in cash and issuing approximately 10,000 shares of Common Stock in May 1999 for contingent payments related to the acquisition of Strategem Plus, Inc. In addition, the Company may be required to pay an additional $5.0 million in contingent cash payments based on the attainment of certain operating income goals of MES, during the period ending May 31, 1999, and may be required to pay additional contingent payments related to the purchase of Strategem Plus, Inc., based upon revenue goals of the acquired business during the twelve-month period ending August 31, 1999.

  During the third quarter of 1998 the Company terminated its previous credit facility which included a secured revolving credit facility and established an unsecured revolving credit facility which provides for a $5.0 million revolving credit facility. As of December 31, 1998 and March 31, 1999 no amounts were outstanding under the revolving credit facility.


YEAR 2000

  During 1998, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan has been developed that focuses on the Company's information systems and third-party relationships.

  The Company has developed a five phase Year 2000 program consisting of: Phase I - detailed review and ranking of the components of the Company's systems that may be vulnerable; Phase II - overall assessment of all items identified in Phase I; Phase III - replacement of non-compliant systems and components; Phase IV - testing of systems and components following replacement; and Phase V - developing contingency plans to address the most reasonably likely worst case scenarios. The Company has completed Phases I and II, and has made substantial progress on Phases III and IV. The Company anticipates completion of all Phases by August 1999.

  With respect to its third party relationships, the Company is in the process of contacting its largest vendors, customers, and other material third parties to assess the state of their Year 2000 readiness. The Company has commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third party relationships, including developing alternative third-party relationships, if necessary. A reasonable worst case scenario would involve the failure of the Company's teleconferencing center and computer systems that support the field sales force logistics operations. If this worst case scenario occurred for any significant period, it could have a material adverse impact on our business, results of operations, liquidity and financial position.

  Based on its efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. There can be no guarantee, however, that a Year 2000 failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as our potential failure to discover all of our own susceptible internal systems. The Company's costs incurred to date associated with respect to the Year 2000 issue have been approximately $150,000. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will be approximately $200,000 in total. There can be no assurance that the timing and cost estimates related to the Year 2000 conversion will be accurate. Actual results for the Company and third parties could differ materially from those currently anticipated.


NEW ACCOUNTING PRONOUNCEMENTS

  In 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for reporting of financial information about operating segments in interim and annual financial statements.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the Company's business model and future operating performance of the Company, including expectations regarding results in future periods, operating performance and growth in 1999, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, expectations regarding business units within the Company, the amount of any future restructuring charge, and prospects for diversification of business with clients, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding the market, acceptance of the Company's new services, loss of material contracts or customers, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1998 and on page 6 of the Company's Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  As previously disclosed, Thomas S. Boron, a former stockholder and officer of the Company, filed a complaint on March 27, 1998 in the United States District Court for the District of New Jersey against the Company, Patrick G. LePore and Gregory F. Boron, senior officers and directors of the Company, and Michael W. Foti and Christopher J. Sweeney, former officers of the Company, alleging, among other matters, securities and common law fraud and breach of contract in connection with the settlement of contractual arrangements with Thomas S. Boron in December 1996. The damages sought by Thomas S. Boron are not stated in the complaint. The Company's By-laws provide for mandatory indemnification of the Company's officers and former officers to the fullest extent authorized by the Delaware General Corporation Law against all expenses incurred in proceedings in which an officer or former officer is involved as a result of serving or having served as an officer, director or employee of the Company. The Company believes the allegations of Thomas S. Boron are without merit and intends to contest them vigorously. The Company believes that the matter may involve significant litigation-related expenses but that it will not have a material adverse effect on its financial condition or results of operations; there can be no assurance, however, that this will be the case.

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

          (b)  Reports on Form 8-K
               None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BORON, LEPORE & ASSOCIATES, INC.



Date: May 13, 1999                 By: /s/ Patrick G. LePore
                                       --------------------------------------
                                       Patrick G. LePore
                                       Chief Executive Officer, President
                                       and Chairman of the Board
                                       (Principal Executive Officer)



Date: May 13, 1999                 By: /s/ Martin J. Veilleux
                                       --------------------------------------
                                       Martin J. Veilleux
                                       Chief Financial Officer, Secretary and
                                       Treasurer (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit Number                Description
     --------------                -----------

           27                      Financial Data Schedule