Form 10-Q
period 1999-06-30
BORON LEPORE & ASSOCIATES INC
filed 1999-08-13
CIK 1029281

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1999
                 --------------------------------------------

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


                       YES     X           NO
                           ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                         OUTSTANDING AT AUGUST 5, 1999
                  -----                         -----------------------------
    Common stock, par value $.01 share                   12,699,495


================================================================================

                        BORON, LEPORE & ASSOCIATES, INC.


                                     INDEX


                                                                                              Page
                                                                                              ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998.....   3

          Consolidated Statements of Operations for the Three Months Ended June 30, 1999 and
          1998 (unaudited) and the Six Months Ended June 30, 1999 and 1998 (unaudited).......   4

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and
          1998 (unaudited)...................................................................   5

          Notes to Consolidated Financial Statements.........................................  6-9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations......................................................................... 10-16

PART II   OTHER INFORMATION

          Item 1:     Legal Proceedings......................................................  17

          Item 2:     Changes in Securities..................................................  17

          Item 3:     Defaults in Senior Securities..........................................  17

          Item 4:     Submission of Matters to a Vote of Security Holders....................  17

          Item 5:     Other Information......................................................  18

          Item 6:     Exhibits and Reports on Form 8-K                                         18
                      (a)   Exhibits
                            27   Financial Data Schedules

                      (b)   Reports on Form 8-K


          Signatures.........................................................................  19

            Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


                                                                                       June 30,             December 31,
                                                                                         1999                   1998
                                                                                -------------------      ----------------
                                                                                     (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents...................................................       $ 32,283              $ 36,924
    Accounts receivable, net....................................................         42,902                44,394
    Prepaid expense and other current assets....................................          4,623                 1,678
                                                                                       --------              --------
        Total current assets....................................................         79,808                82,996
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
$3,111 at June 30, 1999 and $2,036 at December 31, 1998.........................          8,250                 7,884
Intangible assets...............................................................         37,294                33,592
Other assets....................................................................            511                   630
                                                                                       --------              --------
TOTAL ASSETS....................................................................       $125,863              $125,102
                                                                                       ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................................       $  5,182              $  5,138
    Accrued payroll.............................................................          2,061                 1,808
    Accrued expenses............................................................         12,974                 9,981
    Deferred revenue............................................................          8,968                 9,599
                                                                                       --------              --------
Total current liabilities.......................................................         29,185                26,526
                                                                                       --------              --------

Deferred income taxes...........................................................            780                 1,080
                                                                                       --------              --------

Committments and contingencies

STOCKHOLDERS' EQUITY:

    Common stock, $.01 par value, 50,000 shares authorized, 16,907 issued and
    12,699 outstanding at June 30, 1999; 16,882 issued and 12,682 outstanding
    at December 31, 1998........................................................            169                   169

    Treasury stock at cost, 4,208 and 4,200 shares at June 30, 1999 and December
    31, 1998, respectively......................................................        (24,354)              (24,350)
    Additional paid-in capital..................................................        118,581               118,363
    Retained earnings...........................................................          1,502                 3,314
                                                                                       --------              --------
        Total stockholders' equity..............................................         95,898                97,496
                                                                                       --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................       $125,863              $125,102
                                                                                       ========              ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                  (UNAUDITED)


                                                      Three months ended                             Six months ended
                                                           June 30,                                      June 30,
                                         ------------------------------------------     -----------------------------------------
                                                 1999                    1998                   1999                   1998
                                         ------------------       -----------------     -----------------       -----------------


Revenues.................................      $ 38,568                 $47,740              $ 72,417                 $79,894

Cost of sales............................        28,265                  34,658                53,248                  58,415
                                               --------                 -------              --------                 -------
    Gross profit.........................        10,303                  13,082                19,169                  21,479
                                               --------                 -------              --------                 -------
Selling, general and administrative
expenses.................................        10,067                   9,694                20,440                  15,474

Provision for restructuring..............         1,700                      --                 1,700                      --

Goodwill impairment charge...............            --                      --                   754                      --
                                               --------                 -------              --------                 -------
    Total operating expenses.............        11,767                   9,694                22,894                  15,474
                                               --------                 -------              --------                 -------

    Operating income (loss)..............        (1,464)                  3,388                (3,725)                  6,005

Interest income..........................           409                     319                   793                     627
                                               --------                 -------              --------                 -------
    Income (loss) before income taxes....        (1,055)                  3,707                (2,932)                  6,632

Provision (benefit) for income taxes.....          (370)                  1,335                (1,120)                  2,385
                                               --------                 -------              --------                 -------
    Net income (loss)....................      $   (685)                $ 2,372              $ (1,812)                $ 4,247
                                               ========                 =======              ========                 =======

Net income (loss) per common and common
equivalent share:

    Basic................................     ($   0.05)                $  0.20             ($   0.14)                $  0.38
                                               ========                 =======              ========                 =======
    Diluted..............................     ($   0.05)                $  0.20             ($   0.14)                $  0.37
                                               ========                 =======              ========                 =======

Weighted average number of common and
common equivalent shares:

    Basic................................        12,699                  11,657                12,699                  11,216
                                               ========                 =======              ========                 =======
    Diluted..............................        12,699                  12,082                12,699                  11,630
                                               ========                 =======              ========                 =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                              --------------------------------------
                                                                                      1999                  1998
                                                                              -----------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................................     $(1,812)              $  4,247
Adjustments for noncash items included in operating activities:
    Depreciation and amortization.............................................       1,938                    773
    Provision for doubtful accounts...........................................         570                    --
    Provision for restructuring...............................................       1,700                    --
    Goodwill impairment charge................................................         754                    --
    Deferred income taxes.....................................................        (300)                 1,614
    Change in operating asset and liability components:
      Decrease (increase) in accounts receivable, net.........................         922                (22,165)
      Increase in prepaid expenses and other assets...........................      (2,945)                (2,600)
      Decrease in intangible assets...........................................         381                    --
      Decrease (increase) in other assets.....................................         119                   (337)
      Increase in accounts payable and accrued expenses.......................       2,090                  7,613
      (Decrease) increase in deferred revenue.................................        (631)                   106
                                                                                   -------               --------
        Net cash provided by (used in) operating activities...................       2,786                (10,749)
                                                                                   -------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of furniture, fixtures and equipment............................      (1,441)                (2,850)
    Business acquisitions, net of acquired cash...............................         --                 (14,843)
    Business acquisitions, payment of earnout agreements......................      (6,100)                   --
                                                                                   -------               --------
        Net cash used in investing activities.................................      (7,541)               (17,693)
                                                                                   -------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock................................         --                  44,412
    Proceeds from the exercise of stock options...............................         114                    --
                                                                                   -------               --------
        Net cash provided by financing activities.............................         114                 44,412
                                                                                   -------               --------
        Increase (decrease) in cash and cash equivalents......................      (4,641)                15,970

CASH AND CASH EQUIVALENTS, beginning of period................................      36,924                 24,016
                                                                                   -------               --------
CASH AND CASH EQUIVALENTS, end of period......................................     $32,283               $ 39,986
                                                                                   =======               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest....................................................................     $   --                $    --
  Taxes.......................................................................     $ 1,471               $  1,695

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

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal, recurring nature, with the exception of the goodwill impairment charge, as discussed in Note 4 and the provision for restructuring, as discussed in Note 5. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.



(2)   Earnings (Loss) Per Share:

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" the following table reconciles income and share amounts used to calculate basic and diluted earnings per share.


                                                            Three months ended                          Six months ended
                                                                 June 30,                                   June 30,
                                                 --------------------------------------     --------------------------------------
(In thousands, except per share data)                   1999                   1998                1999                   1998
                                                 ----------------        --------------     ----------------        --------------

Numerator:
 Net Income (Loss) -- Diluted....................      $  (685)              $ 2,372              $(1,812)              $ 4,247
                                                       =======               =======              =======               =======

 Net income (Loss) -- Basic......................      $  (685)              $ 2,372              $(1,812)              $ 4,247
                                                       =======               =======              =======               =======

Denominator:
 Weighted average shares outstanding -- Basic....       12,699                11,657               12,699                11,216

 Incremental shares from assumed conversions
  of options.....................................           --                   425                   --                   414
                                                       -------               -------              -------               -------
 Weighted average shares outstanding -- Diluted..       12,699                12,082               12,699                11,630
                                                       =======               =======              =======               =======

Earnings (loss) per share -- Basic...............      $ (0.05)              $  0.20              $ (0.14)              $  0.38
                                                       =======               =======              =======               =======

Earnings (loss) per share -- Diluted.............      $ (0.05)              $  0.20              $ (0.14)              $  0.37
                                                       =======               =======              =======               =======


                        BORON, LEPORE & ASSOCIATES, INC.

                                  (UNAUDITED)


(3)   Acquisitions:

  In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc. ("Strategem"), a New Jersey corporation. The purchase price was $1,600,000 in cash and 13,630 shares of the Company's common stock. During the second quarter of 1999, the Company paid $400,000 in cash and issued 9,934 shares of the Company's common stock to Strategem based upon the attainment of certain revenue goals. In addition, the Company may be required to pay an additional amount up to $700,000 of cash and stock based on certain revenue goals of the acquired business during the twelve-month period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $3,700,000 and is being amortized over twenty years.

  In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc. ("MES"), a Pennsylvania corporation. The purchase price was $10,000,000 in cash and 160,103 shares of the Company's common stock. During the first quarter of 1999, the Company paid $5,000,000 to MES based upon the attainment of certain operating income goals. In July 1999, the Company paid an additional $4,500,000 to MES based upon the attainment of certain operating income goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $26,000,000 and is being amortized over twenty years.

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

(4)   Goodwill Impairment Charge:

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and establishes guidance for recognizing and measuring impairment losses. Under the provisions of this statement, the Company continually evaluates its long-lived assets for financial impairment. In connection with its preparation of the financial statements related to the three-month period ended March 31, 1999, the Company determined that the goodwill related to the acquisition of Decision Point, Inc. was impaired. The Company based its determination on the inability of the long-lived asset to generate future cash flows sufficient to recover the carrying amount. As a result, the Company recorded a write-down during the quarter of $754,000 related to this asset to bring the book value of this asset to zero.

                        BORON, LEPORE & ASSOCIATES, INC.

                                  (UNAUDITED)

(5)   Provision for Restructuring:

  In May 1999, the Company's management approved a plan to restructure its operations. In connection with the restructuring, the Company recorded a $1,700,000 provision for restructuring during the quarter ended June 30, 1999. The restructuring plan provided for a workforce reduction of approximately 10% of the total Company headcount, the downsizing or closing of certain office locations and other costs which represent approximately 67%, 21% and 12%, respectively. During the quarter ended June 30, 1999, the actual cash payment related to this restructuring amounted to approximately $125,000 and related primarily to the workforce reduction.

(6)   Legal Proceedings:

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


  On or about May 25, 1999, one stockholder of the Company filed a class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit. The Company believes that the defense of the claims could involve significant litigation-related expenses.

  In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

                        BORON, LEPORE & ASSOCIATES, INC.

                                  (UNAUDITED)


(7)   Segment Information:

  The Company's management considers its business to be a single business entity the providing of outsourced marketing, educational and sales services to the pharmaceutical industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.


                                                 For the Three Months                For the Six Months
                                                    Ended June 30,                     Ended June 30,
                                                1999             1998             1999              1998
                                           ---------------  ---------------  ---------------  -----------------
Revenues:
Marketing and Educational Services.......       $18,974          $32,071          $36,376            $53,904
Field sales force logistics services.....        13,961           10,286           23,304             17,176
Contract sales services..................         5,633            5,383           12,737              8,814
                                                -------          -------          -------            -------
  Total revenues.........................       $38,568          $47,740          $72,417            $79,894
                                                =======          =======          =======            =======

                BORON, LEPORE & ASSOCIATES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Boron, LePore & Associates, Inc. ("BLP" or the "Company") provides outsourced marketing, educational and sales services to the pharmaceutical industry. Substantially all of the Company's customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. The Company's objective is to enhance its position as a leading provider of peer-to-peer and other meetings and to continue to enhance its array of other marketing, educational and sales services.

  Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1998. This growth resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflected increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy have been enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last three years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field sales force logistics services. In connection with its expansion of services, during 1997, the Company opened a new teleservice center in Norfolk, Virginia and established a contract sales organization. In late 1997, the Company began forming a field sales force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services through December 1999. Such services include meeting planning, event coordination and other logistical services. The contract provides for a management fee component and a fee-for-service component. The fee-for-service component is dependent upon the level of services provided. Also in 1998, the Company continued to enhance its newer service offerings, as it acquired two medical education companies.

  In December 1998, the Company signed its second field force logistics contract with a pharmaceutical company to provide field force logistics services through December 2001. This second contract, which is significantly smaller than the Company's first field force logistics contract, also provides for a management fee component and a fee-for-service component. In July 1999, the Company commenced discussions with this customer to terminate the contract between the two companies. The termination date has not been determined, however, the Company does not expect to generate revenue from this contract after the three-month period ended September 30, 1999. This contract represented 8% and 6% of the Company's total revenues during the three-month and six-month periods ended June 30, 1999, respectively.

  In late 1998, the Company was advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with the Company. This customer represented 27% of the Company's total revenues during the year ended December 31, 1998. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. Based on further discussions with this customer, except for a limited amount of speaker training revenue in the three-month period ended March 31, 1999, the Company believes it will not produce any revenue related to this customer in 1999. This customer represented less than 5% of the Company's total revenues during the three-month period ended March 31, 1999, and 0% of revenue during the three-month period ended June

30, 1999. The Company believes it will be more successful by focusing on other existing and new services which are more profitable than attempting to replace the anticipated loss in speaker training and advisory panel meetings revenue, as such meetings have a significantly lower gross margin percentage than other services. There can be no assurance that the Company will be able to develop or grow services quickly enough or with enough magnitude and profitability to mitigate the reduction in profit related to the anticipated reduction in speaker training and advisory panel meetings revenue. In addition, the Company will attempt to replace the non-speaker training and advisory panel revenue from this customer by increasing its peer-to-peer meeting and educational conferencing business with existing and new clients. There can be no assurance that the Company will be able to build other customer relations to the level necessary to fully replace the anticipated loss of non-speaker training and advisory panel revenue previously generated by this client.

  Although revenues from the Company's peer-to-peer meeting business grew from $33.4 million in 1996 to $45.1 million in 1997 and then to $52.8 million in 1998, the Company does not anticipate that future growth of revenues will continue at such an accelerated rate. Furthermore, the Company believes that the aforementioned loss of a significant customer will negatively impact the Company's peer-to-peer meeting revenue in 1999 as compared to 1998. Revenues from peer-to-peer meetings decreased from $24.9 million in the first six months of 1998 to $17.0 million in the first six months of 1999, including the effect of the loss of revenue from this previously significant customer. In addition, although revenues from the Company's symposia services (also known as speaker training meetings) increased from $1.5 million in 1996 to $20.7 million in 1997 and to $28.9 million in 1998, due to the aforementioned loss of the significant customer and the Company's focus on replacing the speaker training revenue related to this customer with revenue from other services, the Company anticipates a significant decrease in symposia revenue in 1999 as compared to 1998. Revenues from this line of business decreased from $20.5 million in the first six months of 1998 to $4.4 million in the first six months of 1999.

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

  The Company incurred a net loss of $1.8 million during the six-month period ended June 30, 1999. Included in these results was a non-cash, pre-tax charge of approximately $750,000 related to the writedown of goodwill associated with the Company's January 1998 acquisition of Decision Point, Inc., and a one-time, pre-tax charge of approximately $1,700,000 related to a restructuring plan initiated by the Company in the second quarter of 1999. The restructuring plan is anticipated to be fully implemented by the fourth quarter of 1999 and is expected to improve operational efficiencies and better align costs and expenses with anticipated revenues.

  During the second quarter ended June 30, 1999, the Company retained the services of Bear, Stearns & Co. Inc. as its investment advisor, for the purpose of pursuing strategic alternatives on behalf of the Company.

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in the Company's Statements of Operations for the periods indicated.

                                                        Three months ended                       Six months ended
                                                             June 30,                                June 30,
                                               ---------------------------------       ---------------------------------
                                                  1999                 1998                1999                1998
                                               ------------        -------------       -------------       -------------
Revenues.......................................   100.0%               100.0%              100.0%              100.0%

Cost of sales..................................    73.3                 72.6                73.5                73.1
                                               ------------        -------------       -------------       -------------
    Gross profit...............................    26.7                 27.4                26.5                26.9
                                               ------------        -------------       -------------       -------------
Selling, general and administrative expenses...    26.1                 20.3                28.2                19.4
Provision for restructuring....................     4.4                   --                 2.3                  --
Goodwill impairment charge.....................      --                   --                 1.1                  --
                                               ------------        -------------       -------------       -------------
    Total operating expenses...................    30.5                 20.3                31.6                19.4
                                               ------------        -------------       -------------       -------------
    Operating income (loss)....................    (3.8)                 7.1                (5.1)                7.5

Interest income................................     1.1                  0.7                 1.1                 0.8
                                               ------------        -------------       -------------       -------------
    Income (loss) before income taxes.........     (2.7)                 7.8                (4.0)                8.3

Provision (benefit) for income taxes..........     (0.9)                 2.8                (1.5)                3.0
                                               ------------        -------------       -------------       -------------
    Net income (loss).........................     (1.8)%                5.0%               (2.5)%               5.3%
                                               ============        =============       =============       =============


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Revenues decreased $9.1 million, or 19%, from $47.7 million in the three-month period ended June 30, 1998 to $38.6 million in the three-month period ended June 30, 1999. This decline primarily resulted from a $15.5 million, or 61%, decrease in promotional conferencing services revenue, offset by a $3.7 million increase in revenue from field sales force logistics services, a $2.5 million increase in revenue from educational conferencing services and a $0.2 million increase in revenue from contract sales services. The decrease in promotional conferencing services was comprised of a decrease in symposia revenue of $7.7 million and a $7.8 million decrease in revenues from peer-to-peer meetings and other conferencing services. The increase in field sales force logistics services includes $3.1 million in revenue from a contract which is currently under discussion to be terminated.

Cost of sales decreased $6.4 million, or 18%, from $34.7 million in the three-month period ended June 30, 1998 to $28.3 million in the three-month period ended June 30, 1999. Cost of sales as a percentage of revenues increased from 72.6% in the prior year period to 73.3% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics revenue partially offset by the decreased proportion of symposia services revenue, both of which have a lower average gross profit than the Company's historical business due to their higher proportion of production costs which are passed through to the customer with little or no markup. This increase was partially offset by an increase in educational services revenue, which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business. Cost of sales in the three-month period ended June 30,1999 includes $2.5 million related to a field sales force logistics contract which is currently under discussion to be terminated.

During the three-month period ended June 30, 1999, the Company initiated a restructuring plan, which involved a reduction of approximately 10% of its employees and the consolidation of its facilities. As a result, the Company incurred a one-time restructuring charge of $1.7 million during the three-month period ended June 30, 1999. As a percentage of revenues, this charge represented 4.4% of revenues for the three-month period ended June 30, 1999.

Selling, general and administrative expenses increased $0.4 million, or 4%, from $9.7 million in the three-month period ended June 30, 1998 to $10.1 million in the three-month period ended June 30, 1999. This increase was due to the cost of personnel additions of approximately $0.2 million and an increase in other operating costs of approximately $0.2 million. Selling, general and administrative expenses increased as a percentage of revenues from 20.3% in the prior year period to 26.1% in the current year period. This percentage increase was largely the result of the aforementioned decrease in sales for the three-month period ended June 30, 1999.

Operating income (loss) decreased $4.9 million, or 143%, from income of $3.4 million in the three-month period ended June 30, 1998 to a loss of $1.5 million in the three-month period ended June 30, 1999. Operating income (loss) as a percentage of revenues decreased from income of 7.1% in the prior year period to a loss of 3.8% in the current year period. The decrease in operating income
(loss) as a percentage of revenues was due to the aforementioned increases in cost of sales, selling, general and administrative expenses and the one-time restructuring charge as a percentage of revenues.

Interest income was $0.3 million in the three-month period ended June 30, 1998 compared to $0.4 million in the three-month period ended June 30, 1999. This increase was the result of the Company's higher average cash balance in the current year period as compared to the prior year period.

The provision (benefit) for income taxes for the three-month periods ended June 30, 1999 and June 30, 1998 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses not previously recognized in 1998 and the recording of the benefits of the net loss in 1999.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Revenues decreased $7.5 million, or 9%, from $79.9 million in the six-month period ended June 30, 1998 to $72.4 million in the six-month period ended June 30, 1999. This decline primarily resulted from a $24.0 million, or 53%, decrease in promotional conferencing services revenue, offset by a $6.1 million increase in revenue from field force logistics services, $6.5 million increase from educational conferencing services and a $3.9 million increase in revenue from contract sales services. The decrease in promotional conferencing services was comprised of a decrease in symposia revenue of $16.1 million and a $7.9 million decrease in revenues from peer-to-peer meetings and other conferencing services. The increase in field sales force logistics services includes $4.2 million in revenue from a contract which is currently under discussion to be terminated.

Cost of sales decreased $5.2 million, or 9%, from $58.4 million in the six-month period ended June 30, 1998 to $53.2 million in the six-month period ended June 30, 1999. Cost of sales as a percentage of revenues increased from 73.1% in the prior year period to 73.5% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics revenue partially offset by the decrease in symposia services revenue, both of which have a lower average gross profit than the Company's historical business due to their higher proportion of production costs which are passed through to the customer with little or no markup. This increase was partially offset by an increase in educational services revenue, which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business. Cost of sales in the six-month period ended June 30, 1999 includes $3.1 million related to a field logistics contract which is currently under discussion to be terminated.

During the six-month period ended June 30, 1999, the Company determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, the Company incurred a one-time charge to write-down the asset value to zero during the six-month period ended June 30, 1999. As a percentage of revenues, this charge represented 1.1% of the revenues for the six-month period ended June 30, 1999.

During the six-month period ended June 30, 1999, the Company initiated a restructuring plan, which involved the reduction of approximately 10% of its employees and the consolidation of its facilities. As a result, the Company incurred a one-time restructuring charge of $1.7 million during the six-month period ended June 30, 1999. As a percentage of revenues, this charge represented 2.3% of revenues for the six-month period ended June 30,1999.

Selling, general and administrative expenses increased $4.9 million, or 32%, from $15.5 million in the six- month period ended June 30, 1998 to $20.4 million in the six-month period ended June 30, 1999. This increase was due to the cost of personnel additions of approximately $3.2 million, including the personnel of acquired companies, an increase in bad debts of approximately $0.6 million and an increase in other operating costs of approximately $1.1 million. Selling, general and administrative expenses increased as a percentage of revenues from 19.4% in the prior year period to 28.2% in the current year period. This percentage increase was largely the result of the aforementioned decrease in sales for the six-month period ended June 30, 1999.

Operating income (loss) decreased $9.7 million, or 162%, from income of $6.0 million in the six-month period ended June 30, 1998 to a loss of $3.7 million in the six-month period ended June 30, 1999. Operating income (loss) as a percentage of revenues decreased from income of 7.5% in the prior year period to a loss of 5.1% in the current year period. The decrease in operating income
(loss) as a percentage of revenues was due to the aforementioned increases in cost of sales, selling, general and administrative expenses, one-time restructuring charge and the one-time charge to write down an impaired asset as a percentage of revenues.

Interest income was $0.6 million in the six-month period ended June 30, 1998 compared to $0.8 million in the six-month period ended June 30, 1999. This increase was the result of the Company's higher average cash balance in the current year period as compared to the prior year period, as the Company retained cash obtained in the Company's secondary stock offering in May of 1998.

The provision (benefit) for income taxes for the six-month periods ended June 30, 1999 and June 30, 1998 reflect estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses not previously recognized in 1998 and the recording of the benefits of the net loss in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1999, the Company had $50.6 million in net working capital, a decrease of $5.8 million from December 31, 1998. The Company's primary sources of liquidity as of June 30, 1999 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility. The Company's accounts receivable turnover averaged 100, 93 and 84 days for the periods ended June 30, 1999, December 31, 1998 and December 31, 1997. The allowance for doubtful accounts was $0.8 million at June 30, 1999, $0.5 million at December 31, 1998 and $0.4 million at December 31, 1997.


  During the six months ended June 30, 1999, the Company generated $2.8 million in operating activities and used $7.6 million in investing activities. The $2.8 million provided by operating activities was primarily related to the decrease in business experienced by the Company throughout the first six months of 1999 as compared to the six-month period ended December 31, 1998. The Company believes its ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth the Company will use cash, whereas during periods of slow growth or decline the Company believes it will be able to generate cash from operations.

  The $7.5 million of cash used in investing activities for the six-month period ended June 30, 1999 was comprised of $6.1 million used for business acquisitions and $1.4 million used to purchase computer, telephone and office equipment. The Company made cash payments of approximately $6.1 million during the six-month period ended June 30, 1999 based upon the attainment of contingent payment goals established during the acquisitions of Medical Education Systems, Inc. ("MES"), Strategic Implications International, Inc., and Strategem Plus, Inc. ("Strategem"). In addition, in July 1999 the Company paid an additional $4.5 million in contingent cash payments based on the attainment of certain operating income goals of MES. The Company may be required to pay additional contingent payments related to the purchase of Strategem, based upon revenue goals of the acquired business during the twelve-month period ending August 31, 1999.

  Financing activities during the six-month period ended June 30, 1999 generated $0.1 million of net cash inflows, primarily as a result of proceeds from the exercises of stock options.

  During the third quarter of 1998 the Company terminated its previous credit facility which included a secured revolving credit facility and established an unsecured revolving credit facility which provides for a $5.0 million revolving credit facility. As of December 31, 1998 and June 30, 1999 no amounts were outstanding under the revolving credit facility.


YEAR 2000 READINESS DISCLOSURE

  During 1998 and the first half of 1999, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan has been developed that focuses on the Company's information systems and third-party relationships.

  The Company has developed a five phase Year 2000 program consisting of:
Phase I - detailed review and ranking of the components of the Company's systems that may be vulnerable; Phase II - overall assessment of all items identified in Phase I; Phase III - replacement of non-compliant systems and components;
Phase IV - testing of systems and components following replacement; and Phase V -developing contingency plans to address the most reasonably likely worst case scenarios. The Company has completed Phases I and II, and has made substantial progress on Phases III and IV. The Company anticipates completion of all Phases by September 1999.

  With respect to its third party relationships, the Company is in the process of contacting its largest vendors, customers, and other material third parties to assess the state of their Year 2000 readiness. The Company has commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third party relationships, including developing alternative third-party relationships, if necessary. A reasonable worst case scenario would involve the failure of the Company's teleconferencing center and computer systems that support the field sales force logistics operations.
If this worst case scenario occurred for any significant period, it could have a material adverse impact on the Company's business, results of operations, liquidity and financial position.

  Based on its efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. There can be no guarantee, however, that a Year 2000 failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as the Company's potential failure to discover all of its own susceptible internal systems. The Company's costs incurred to date associated with respect to the Year 2000 issue have been approximately $200,000. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will be approximately $250,000 in total. There can be no assurance that the timing and cost estimates related to the Year 2000 conversion will be accurate. Actual results for the Company and third parties could differ materially from those currently anticipated.

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



CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the Company's business model and future operating performance of the Company, including expectations regarding the possible cost savings associated with the Company's restructuring plan in current and future periods, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 1999, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, the effect of Year 2000 on the Company, its customers and its suppliers, expectations regarding business units within the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding implementation of the restructuring plan, continuation of trends in educational and marketing services, risks relating to the market for the Company's services, acceptance of the Company's new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1998 and on page 6 of the Company's Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

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


  On or about May 25, 1999, one stockholder of the Company filed a class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit. The Company believes that the defense of the claims could involve significant litigation-related expenses.

  In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

Item 2.   Changes in Securities

In April, 1999, pursuant to the earn out provisions of an Asset Purchase Agreement with Strategem Plus, Inc. ("Strategem") entered into in August, 1998, the Company issued 9,934 shares of its common stock to Strategem in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

  The Company held its 1999 Annual Meeting of Stockholders on May 27,1999. At the meeting, the following directors were elected to serve until the 2002 Annual Meeting.

                        Vote For             Vote Withheld
                        --------             -------------

Joseph E. Smith        11,288,000               58,013
Melvin Sharoky         11,288,400               57,613

Item 5.   Other information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K filed June 10, 1999 related to the stockholder lawsuit.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BORON, LEPORE & ASSOCIATES, INC.



Date: August 13, 1999             By: /s/ Patrick G. LePore
                                      --------------------------------------
                                      Patrick G. LePore
                                      Chief Executive Officer, President
                                      and Chairman of the Board
                                      (Principal Executive Officer)



Date: August 13, 1999             By: /s/ Martin J. Veilleux
                                      --------------------------------------
                                      Martin J. Veilleux
                                      Chief Financial Officer, Secretary and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit Number            Description
       --------------            -----------

             27                  Financial Data Schedule