Form 10-Q
period 1999-09-30
BORON LEPORE & ASSOCIATES INC
filed 1999-11-12
CIK 1029281

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1999
               -------------------------------------------------

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


                        YES     X           NO
                            --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                         OUTSTANDING AT NOVEMBER 9, 1999
                 -----                         -------------------------------
    Common stock, par value $.01 share                    12,454,634

================================================================================

                       BORON, LEPORE & ASSOCIATES, INC.

                                     INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31,
          1998...........................................................................................           3

          Consolidated Statements of Operations for the Three Months Ended September 30,
          1999 and 1998 (unaudited) and the Nine Months Ended September 30, 1999 and 1998
          (unaudited)....................................................................................           4

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
          1999 and 1998 (unaudited)......................................................................           5

          Notes to Consolidated Financial Statements.....................................................          6-9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                              10-16
          Operations......................................................................................

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................          16

PART II   OTHER INFORMATION

          Item 1:     Legal Proceedings...................................................................          17

          Item 2:     Changes in Securities and Use of Proceeds...........................................          17

          Item 3:     Defaults Upon Senior Securities.....................................................          17

          Item 4:     Submission of Matters to a Vote of Security Holders.................................          17

          Item 5:     Other Information...................................................................          17

          Item 6:     Exhibits and Reports on Form 8-K
                      (a)   Exhibits
                            27 Financial Data Schedules...................................................          18

                      (b)   Reports on Form 8-K...........................................................          18

          Signatures......................................................................................          19

          Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                    September 30,  December 31,
                                                                                        1999          1998
                                                                                  ---------------  -----------
                                                                                     (Unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalenets................................................       $ 37,763        $ 36,924
     Accounts receivable, net..................................................         36,068          44,394
     Prepaid expense and other current assets..................................          4,007           1,678
                                                                                      --------        --------
         Total current assets..................................................         77,838          82,996
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
$3,772 at September 30, 1999 and $2,036 at December 31, 1998....................         7,883           7,884
Intangible assets...............................................................        36,973          33,592
Other assets....................................................................           495             630
                                                                                      --------        --------
TOTAL ASSETS....................................................................      $123,189        $125,102
                                                                                      ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................................     $  2,548        $  5,138
    Accrued payroll..............................................................        3,254           1,808
    Accrued expenses.............................................................        9,981           9,981
    Deferred revenue.............................................................       10,327           9,599
                                                                                      --------        --------
         Total current liabilities...............................................       26,110          26,526
                                                                                      --------        --------
Deferred income taxes............................................................          780           1,080
                                                                                      --------        --------
Committments and contingencies

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value, 50,000 shares authorized, 16,907 issued and
     12,699 outstanding at September 30, 1999; 16,882 issued and 12,682
     outstanding at December 31, 1998.............................................         169             169

     Treasury stock at cost, 4,208 and 4,200 shares at September 30, 1999 and
     December 31, 1998, respectively..............................................     (24,354)        (24,350)
     Additional paid-incapital....................................................     118,581         118,363
     Retained earnings............................................................       1,903           3,314
                                                                                      --------        --------
        Total stockholders equity.................................................      96,299          97,496
                                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................    $123,189        $125,102
                                                                                      ========        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                  (Unaudited)

                                                        Three months ended                             Nine months ended
                                                           September 30,                                 September 30,
                                             -----------------------------------------     -----------------------------------------
                                                    1999                   1998                   1999                   1998
                                             ------------------      -----------------     -----------------       -----------------
Revenues....................................       $33,394                $41,937               $105,811                 $121,831

Cost of sales...............................        23,750                 27,867                 76,998                   86,282
                                                   -------                -------               --------                 --------
    Gross profit............................         9,644                 14,070                 28,813                   35,549
                                                   -------                -------               --------                 --------

Selling, general and administrative
expenses....................................         9,425                  9,920                 29,865                   25,394
Provision for restructuring.................           --                     --                   1,700                      --
Goodwill impairment charge..................           --                     --                     754                      --
                                                   -------                -------               --------                 --------
    Total operating expenses................         9,425                  9,920                 32,319                   25,394
                                                   -------                -------               --------                 --------

    Operating income(loss)..................           219                  4,150                 (3,506)                  10,155

Interest income.............................           402                    551                  1,195                    1,178
                                                   -------                -------               --------                 --------

    Income (loss) before income taxes.......           621                  4,701                 (2,311)                  11,333

Provision (benefit) for income taxes........           220                  1,600                   (900)                   3,985
                                                   -------                -------               --------                 --------

    Net income (loss).......................       $   401                $ 3,101                $(1,411)                 $ 7,348
                                                   =======                =======                =======                  =======
Net income (loss) per common and common
equivalent share:

    Basic...................................         $0.03                $  0.25                 $(0.11)                   $0.63
                                                   =======                =======               ========                 ========

    Diluted.................................         $0.03                $  0.24                 $(0.11)                   $0.61
                                                   =======                =======               ========                 ========

Weighted average number of common and
common equivalent shares:

    Basic...................................        12,699                 12,635                 12,699                   11,694
                                                   =======                =======               ========                 ========
    Diluted.................................        12,709                 13,119                 12,699                   12,132
                                                   =======                =======               ========                 ========

The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              --------------------------------------
                                                                                    1999                  1998
                                                                              -----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................             $ (1,411)               $  7,348
Adjustments for noncash items included in operating activities:
    Depreciation and amortization....................................                3,079                   1,474
    Provision for doubtful accounts..................................                  874                      --
    Provision for restructuring......................................                1,700                      --
    Goodwill impairment charge.......................................                  754                      --
    Deferred income taxes............................................                 (300)                   (386)
Change in operating asset and liability components:
    Decrease (increase) in accounts receivable.......................                7,452                 (14,656)
    Increase in prepaid expenses and other assets....................               (2,329)                 (1,633)
    Decrease in intangible assets....................................                  554                      --
    Decrease (increase) in other assets..............................                  135                    (408)
    Increase in accounts payable and accrued expenses................                1,815                   5,046
    Increase (decrease) in deferred revenue..........................                  728                  (5,521)
                                                                                  --------                --------
      Net cash provided by (used in) operating activities............               13,051                  (8,736)
                                                                                  --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of furniture, fixtures and equipment...................               (1,726)                 (4,012)
    Business acquisitions, net of acquired cash......................                   --                 (15,920)
    Business acquisitions, contingent consideration..................              (10,600)                     --
                                                                                  --------                --------
      Net cash used in investing activities..........................              (12,326)                (19,932)
                                                                                  --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock.......................                   --                  44,412
    Proceeds from the exercise of stock options......................                  114                      --
                                                                                  --------                --------
      Net cash provided by financing activities......................                  114                  44,412
                                                                                  --------                --------
      Increase in cash and cash equivalents..........................                  839                  15,744

CASH AND CASH EQUIVALENTS, beginning of period.......................               36,924                  24,015
                                                                                  --------                --------
CASH AND CASH EQUIVALENTS, end of period.............................             $ 37,763                $ 39,759
                                                                                  ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest.........................................................             $     --                $     --
    Taxes............................................................             $  1,728                $  3,405

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

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The foregoing financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal, recurring nature, with the exception of the goodwill impairment charge, as discussed in footnote 4, and the provision for restructuring, as discussed in footnote 5. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.

(2)   Earnings (Loss) Per Share:

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" the following table reconciles income and share amounts used to calculate basic and diluted earnings per share.

                                                           Three months ended                         Nine months ended
                                                              September 30,                             September 30,
                                                 -------------------------------------     --------------------------------------
(In thousands, except per share data)                   1999                  1998                1999                   1998
                                                 ----------------       --------------     ----------------        --------------
Numerator:
   Net income (loss) - Diluted..................      $   401                $ 3,101             $(1,411)               $ 7,348
                                                      =======                =======             =======                =======
   Net income (loss) - Basic....................      $   401                $ 3,101             $(1,411)               $ 7,348
                                                      =======                =======             =======                =======
Denominator:
   Weighted average shares outstanding - Basic         12,699                 12,635              12,699                 11,694

   Incremental shares from assumed conversions
   of stock options...........................             10                    484                  --                    438
                                                      -------                -------             -------                -------
   Weighted average shares outstanding - Diluted       12,709                 13,119              12,699                 12,132
                                                      =======                =======             =======                =======

Earnings (loss) per share - Basic..............       $  0.03                $  0.25             $ (0.11)               $  0.63
                                                      =======                =======             ========               =======
Earnings (loss) per share - Diluted............       $  0.03                $  0.24             $ (0.11)               $  0.61
                                                      =======                =======             ========               =======

                       BORON, LEPORE & ASSOCIATES, INC.

                                  (Unaudited)

(3)   Acquisitions:

     In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc. ("Strategem"), a New Jersey corporation. The purchase price was $1,600,000 in cash and 13,630 shares of the Company's common stock. During the second quarter of 1999, the Company paid $400,000 in cash and issued 9,934 shares of the Company's common stock to Strategem based upon the attainment of certain revenue goals. In October 1999, the Company also paid $833,067 in cash and issued 33,472 shares of the Company's common stock to Strategem based upon the attainment of certain revenue goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $4,000,000 and is being amortized over twenty years.

     In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc. ("MES"), a Pennsylvania corporation. The purchase price was $10,000,000 in cash and 160,103 shares of the Company's common stock. During the first quarter of 1999, the Company paid $5,000,000 in cash to MES based upon the attainment of certain operating income goals. In July 1999, the Company also paid $4,500,000 in cash to MES based upon the attainment of certain operating income goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $26,000,000 and is being amortized over twenty years.

     In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300,000 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company paid $700,000 in the first quarter of 1999 based on the attainment of certain performance goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $9,200,000 and is being amortized over twenty years.

     In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois company. The purchase price was $800,000 in cash. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be $800,000. As described below (see footnote 4), in connection with its preparation of the financial statements related to the three months ended March 31, 1999, the Company determined that the remaining unamortized purchase price of $754,000 was impaired. As a result, the Company wrote down the goodwill to zero as of March 31, 1999.

(4) Goodwill Impairment Charge:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and establishes guidance for recognizing and measuring impairment losses. Under the provisions of this statement, the Company continually evaluates its long-lived assets for financial impairment. In connection with its preparation of the financial statements related to the three months ended March 31, 1999, the Company determined that the goodwill related to the acquisition of Decision Point, Inc. was impaired. The Company based its determination on the inability of the long-lived asset to generate future cash flows sufficient to recover the carrying amount. As a result, the Company recorded a write-down during the three months ended March 31, 1999 in the amount of $754,000 related to this asset to bring the book value of this asset to zero.

                       BORON, LEPORE & ASSOCIATES, INC.

                                  (Unaudited)

(5)   Provision for Restructuring:

     In May 1999, the Company's management approved a plan to restructure its operations. In connection with the restructuring, the Company recorded a $1.7 million provision for restructuring during the three months ended June 30, 1999. The restructuring plan provided for a workforce reduction of approximately 10% of the total Company headcount, the downsizing or closing of certain office locations and other costs which represent approximately 67%, 21% and 12%, respectively of the restructuring provision. During the three months ended September 30, 1999 and June 30, 1999, the actual cash payments related to this restructuring amounted to approximately $200,000 and $125,000, respectively and were related primarily to employee termination costs. The balance of the restructuring reserve at September 30, 1999 was approximately $1.4 million.

(6)   Legal Proceedings:

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

     On or about May 25, 1999, a stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers and directors in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. The Company has agreed that plaintiffs have until November 22, 1999 to file any Amended Complaint in the litigation. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit. The Company believes that the matter may involve significant litigation-related expenses but that it will not have a material adverse effect on its financial condition or results of operations; there can be no assurance, however, that this will be the case.

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


                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                                    1999             1998             1999              1998
                                              ---------------  ---------------  ---------------  -----------------
Revenues:
Marketing and Educational Services........         $16,034          $27,315         $ 52,410           $ 81,220
Field sales force logistics services......          11,852            8,293           35,156             25,469
Contract sales services...................           5,508            6,329           18,245             15,142
                                                   -------          -------         --------           --------
  Total revenues..........................         $33,394          $41,937         $105,811           $121,831
                                                   =======          =======         ========           ========

(8)   Revolving Credit Facility

  On October 31, 1999, the Company's $5.0 million unsecured revolving credit facility expired. There were no amounts outstanding as of September 30, 1999 and December 31, 1998.

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

     Following several years of relatively modest revenue growth, BLP's revenues grew significantly from 1995 to 1998. This growth resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. The Company believes that the increase in business with existing customers and the addition of new customers reflected increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Principal elements of the Company's growth strategy have been enhancing and expanding its service offerings, continuing to increase business with existing customers and obtaining new customers. As part of this strategy, over the last three years, the Company has expanded its portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field sales force logistics services. In connection with its expansion of services, during 1997, the Company opened a new teleservice center in Norfolk, Virginia and established a contract sales organization. In late 1997, the Company began forming a field sales force logistics organization and, in March 1998, the Company signed a contract with a large pharmaceutical company to provide field sales force logistics services through December 1999. In November 1999, the Company renewed the aforementioned field sales force logistics contract through December 2001. Such services include meeting planning, event coordination and other logistical services. The contract provides for a management fee component and a fee-for-service component. The management fee for 2001 is subject to negotiations. There can be no assurance that the management fee for such year will be negotiated on terms acceptable to the Company (which failure to so negotiate the management fee would result in the termination of the contract on December 31, 2000). The fee-for-service component is dependent upon the level of services provided. Also in 1998, the Company continued to enhance its newer service offerings, as it acquired two medical education companies.

     In December 1998, the Company signed its second field force logistics contract with a pharmaceutical company to provide field force logistics services through December 2001. This second contract, which was significantly smaller than the Company's first field force logistics contract, also provided for a management fee component and a fee-for-service component. In July 1999, the Company commenced discussions with this customer to terminate the contract between the two companies. During the third quarter the Company terminated the contract. The Company will not generate revenue from this contract after the three months ended September 30, 1999. This contract represented 7% and 6% of the Company's total revenues during the three and nine months ended September 30, 1999, respectively.

     In late 1998, the Company was advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with the Company. This customer represented 27% of the Company's total revenues during the year ended December 31, 1998. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. Based on further discussions with this customer, except for a limited amount of speaker training revenue in the three months ended March 31, 1999, the Company believes it will not produce any revenue related to this customer in 1999. This customer represented less than 5% of the Company's total revenues during the three months ended March 31, 1999 and 0% of revenue during the three months ended June 30, 1999 and September 30, 1999.

     Although revenues from the Company's peer-to-peer meeting business grew from $33.4 million in 1996 to $45.1 million in 1997 and then to $52.8 million in 1998, the Company does not anticipate that future growth of revenues from this line of business will continue at such an accelerated rate. Furthermore, the Company believes that the aforementioned loss of a significant customer will negatively impact the Company's peer-to-peer meeting revenue in 1999 as compared to 1998. Revenues from this line of business decreased from $38.4 million in the first nine months of 1998 to $25.5 million in the first nine months of 1999, including the effect of the loss of revenue from this previously significant customer. In addition, although revenues from the Company's symposia services (also known as speaker training meetings) increased from $1.5 million in 1996 to $20.7 million in 1997 and to $28.9 million in 1998, due to the aforementioned loss of the significant customer and the Company's focus on replacing the speaker training revenue related to this customer with revenue from other services, the Company anticipates a significant decrease in symposia revenue in 1999 as compared to 1998. Revenues from this line of business decreased from $26.1 million in the first nine months of 1998 to $6.2 million in the first nine months of 1999.

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

     The Company's operating performance objective is to enhance its operating profit through efficiency efforts, carefully managing operating expenses, improving its mix of revenue and increasing its overall revenue.

     The Company incurred a net loss of $1.4 million during the nine months ended September 30, 1999. Included in these results was a noncash charge of $754,000 related to the writedown of goodwill associated with the Company's January 1998 acquisition of Decision Point, Inc. Also included in these results was a charge of $1,700,000 related to a restructuring plan, which was initiated by the Company in the second quarter of 1999 and fully implemented in the third quarter of 1999. The restructuring plan is expected to improve operational efficiencies and better align costs and expenses with anticipated revenues.

     During the second quarter ended June 30, 1999, the Company retained the services of Bear, Stearns & Co. Inc. as its investment advisor, for the purpose of pursuing strategic alternatives on behalf of the Company. During the third quarter ended September 30, 1999, the Company decided not to pursue a sale or recapitalization transaction at this time. The Company may reconsider such a transaction in the future.

     The Company also recently enhanced its senior management team with the addition of Steven M. Freeman as President and Chief Operating Officer and Terrance S. Novak as General Manager of its Contract Sales Division.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items reflected in the Company's Statements of Operations for the periods indicated.

                                                        Three months ended                      Nine months ended
                                                          September 30,                           September 30,
                                               ---------------------------------       ---------------------------------
                                                    1999                 1998                1999                1998
                                               ------------        -------------       -------------       -------------
Revenues...................................           100.0%               100.0%              100.0%              100.0%

Cost of sales...............................           71.1                 66.4                72.8                70.8
                                               ------------        -------------       -------------       -------------

     Gross profit...........................           28.9                 33.6                27.2                29.2
                                               ------------        -------------       -------------       -------------

Selling, general and administrative
  expenses..................................           28.2                 23.7                28.2                20.9
Provision for restructuring.................             --                   --                 1.6                  --
Goodwill impairment charge..................             --                   --                 0.7                  --
                                               ------------        -------------       -------------       -------------

     Total operating expenses................          28.2                 23.7                30.5                20.9
                                               ------------        -------------       -------------       -------------

     Operating income (loss).................           0.7                  9.9                (3.3)                8.3

Interest income..............................           1.2                  1.3                 1.1                 1.0
                                               ------------        -------------       -------------       -------------

     Income (loss) before income taxes.......           1.9                 11.2                (2.2)                9.3

Provision (benefit) for income taxes.........           0.7                  3.8                (0.9)                3.3
                                               ------------        -------------       -------------       -------------
     Net income (loss).......................           1.2%                 7.4%               (1.3)%               6.0%
                                               ============        =============       =============       =============


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues decreased $8.5 million, or 20%, from $41.9 million in the three months ended September 30, 1998 to $33.4 million in the three months ended September 30, 1999. This decline resulted from a $9.1 million, or 47%, decrease in promotional conferencing services revenue, a $2.2 million decrease in revenue from educational conferencing services and a $0.8 million decrease in revenue from contract sales services, offset by a $3.6 million increase in revenue from field sales force logistics services. The decrease in promotional conferencing services was comprised of a decrease in symposia revenue of $3.9 million and a $5.2 million decrease in revenues from peer-to-peer meetings and other conferencing services. The increase in field sales force logistics services includes $2.1 million in revenue from a contract which was terminated during the three months ended September 30, 1999.

Cost of sales decreased $4.1 million, or 15%, from $27.9 million in the three months ended September 30, 1998 to $23.8 million in the three months ended September 30, 1999. Cost of sales as a percentage of revenues increased from 66.4% in the prior year period to 71.1% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics revenue partially offset by the decreased proportion of symposia services revenue, both having a lower average gross profit than the Company's historical business due to their higher proportion of production costs which are passed through to the customer with little or no markup. The increase in cost of sales includes $1.7 million related to a field sales force logistics contract which was terminated during the three months ended September 30, 1999.

Selling, general and administrative expenses decreased $0.5 million, or 5%, from $9.9 million in the three months ended September 30, 1998 to $9.4 million in the three months ended September 30, 1999. This decrease was due to the cost of personnel reductions of approximately $0.5 million and a decrease in other operating costs of approximately $0.3 million, offset by an increase in bad debt expense of $0.3 million. Selling, general and administrative expenses increased as a percentage of revenues from 23.7% in the prior year period to 28.2% in the current year period. This percentage increase was primarily the result of the aforementioned decrease in sales for the three months ended September 30, 1999.

Operating income decreased $3.9 million, or 95%, from $4.1 million in the three months ended September 30, 1998 to $0.2 million in the three months ended September 30, 1999. Operating income as a percentage of revenues decreased from of 9.9% in the prior year period to 0.7% in the current year period. The decrease in operating income as a percentage of revenues was due to the aforementioned increases in cost of sales and selling, general and administrative expenses as a percentage of revenues.

Interest income was $0.6 million in the three months ended September 30, 1998 compared to $0.4 million in the three months ended September 30, 1999. This decrease was the result of the Company's lower average cash balance and lower prevailing interest rates in the current year period as compared to the prior year period.

The provision for income taxes for the three months ended September 30, 1999 and September 30, 1998 reflects estimated federal and state income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues decreased $16.0 million, or 13%, from $121.8 million in the nine months ended September 30, 1998 to $105.8 million in the nine months ended September 30, 1999. This decline primarily resulted from a $33.1 million, or 51%, decrease in promotional conferencing services revenue, offset by a $9.7 million increase in revenue from field force logistics services, a $4.3 million increase from educational conferencing services and a $3.1 million increase in revenue from contract sales services. The decrease in promotional conferencing services was comprised of a decrease in symposia revenue of $19.9 million and a $13.2 million decrease in revenues from peer-to-peer meetings and other conferencing services. The increase in field sales force logistics services includes $6.4 million in revenue from a contract which was terminated during the three months ended September 30, 1999.

Cost of sales decreased $9.3 million, or 11%, from $86.3 million in the nine months ended September 30, 1998 to $77.0 million in the nine months ended September 30, 1999. Cost of sales as a percentage of revenues increased from 70.8% in the prior year period to 72.8% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics revenue partially offset by the decrease in symposia services revenue, both of which have a lower average gross profit than the Company's historical business due to their higher proportion of production costs which are passed through to the customer with little or no markup. This increase was partially offset by an increase in educational services revenue, which has a higher gross profit percentage than the Company's historical peer-to-peer meeting business. The cost of sales for the nine months ended September 30, 1999 includes $4.8 million related to a field logistics contract that was terminated during the three months ended September 30, 1999.

During the nine months ended September 30, 1999, the Company determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, the Company incurred a one-time charge to write-down the asset value to zero during the nine months ended September 30, 1999. As a percentage of revenues, this charge represented 0.7% of revenues for the nine months ended September 30, 1999.

During the nine months ended September 30, 1999, the Company initiated a restructuring plan, which involved the reduction in the workforce of approximately 10% of its employees and the consolidation of its facilities. As a result, the Company incurred a restructuring charge of $1.7 million during the nine months ended September 30, 1999. As a percentage of revenues, this charge represented 1.6% of revenues for the nine months ended September 30, 1999.

Selling, general and administrative expenses increased $4.5 million, or 18%, from $25.4 million in the nine months ended September 30, 1998 to $29.9 million in the nine-month period ended September 30, 1999. This increase was due to the cost of personnel additions of approximately $2.7 million, including the personnel of acquired companies, an increase in bad debts of approximately $0.9 million and an increase in other operating costs of approximately $0.9 million. Selling, general and administrative expenses increased as a percentage of revenues from 20.9% in the prior year period to 28.2% in the current year period. This percentage increase was largely the result of the aforementioned decrease in revenues for the nine months ended September 30, 1999.

Operating income (loss) decreased $13.7 million, or 135%, from income of $10.2 million in the nine months ended September 30, 1998 to a loss of $3.5 million in the nine months ended September 30, 1999. Operating income (loss) as a percentage of revenues decreased from income of 8.3% in the prior year period to a loss of 3.3% in the current year period. The decrease in operating income
(loss) as a percentage of revenues was due to the aforementioned increases in cost of sales, selling, general and administrative expenses, restructuring charge and a noncash charge to write down an impaired asset as a percentage of revenues.

Interest income was $1.2 million in the nine months ended September 30, 1998 and September 30, 1999.

The provision (benefit) for income taxes for the nine months ended September 30, 1999 and September 30, 1998 reflects estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized in 1998 and the recording of the benefits of the net loss in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $51.7 million in net working capital, a decrease of $4.7 million from December 31, 1998. The Company's primary sources of liquidity as of September 30, 1999 consisted of cash and cash equivalents, accounts receivable and borrowing availability under a revolving credit facility, which expired on October 31, 1999. The Company's accounts receivable turnover averaged 97, 93 and 84 days for the periods ended September 30, 1999, December 31, 1998 and December 31, 1997, repsectively. The allowance for doubtful accounts was $1.1 million at September 30, 1999, $0.5 million at December 31, 1998 and $0.4 million at December 31, 1997.

     During the nine months ended September 30, 1999, the Company generated $13.1 million in operating activities as compared to $8.7 million used in operating activities during the same period in 1998. The amount provided by operating activities was primarily related to the decrease in business experienced by the Company throughout the first nine months of 1999 as compared to the nine months ended September 30, 1998. The Company believes its ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth the Company will use cash, whereas during periods of slow growth or decline the Company believes it will be able to generate cash from operations.

     During the nine months ended September 30, 1999, the Company used $12.3 million of cash in investing activities which was comprised of $10.6 million of cash related to the payment of contingent consideration and $1.7 million used to purchase computer, telephone and office equipment. The Company made cash payments of approximately $10.6 million during the nine months ended September 30, 1999 based upon the attainment of contingent payment goals established during the acquisitions of Medical Education Systems, Inc. ("MES"), Strategic Implications International, Inc., and Strategem Plus, Inc. ("Strategem"). In addition, in October 1999 the Company paid an additional $0.8 million in contingent cash payments based on the attainment of certain operating income goals of Strategem.

     Financing activities during the nine months ended September 30, 1999 generated $0.1 million of net cash inflows, primarily as a result of proceeds from the exercises of stock options. In September 1999, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock over the next twelve months. During October 1999, the Company repurchased 275,000 shares at a cost of $1.5 million.

     On October 31, 1999, the Company's $5.0 million unsecured revolving credit facility expired. There were no amounts outstanding as of September 30, 1999 and December 31, 1998. The Company currently does not intend to renew or extend this revolving credit facility and believes it has sufficient other capital resources.

YEAR 2000 READINESS DISCLOSURE

     During 1998, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan has been developed that focuses on the Company's information systems and third-party relationships.

     The Company has developed a five phase Year 2000 program consisting of:
Phase I - detailed review and ranking of the components of the Company's systems that may be vulnerable; Phase II overall assessment of all items identified in Phase I; Phase III replacement of non-compliant systems and components; Phase IV testing of systems and components following replacement; and Phase V developing contingency plans to address the most reasonably likely worst case scenarios. The Company has completed Phases I and II, and has made substantial progress on Phases III and IV. The Company anticipates completion of all Phases by December 1999.

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

     Based on its efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. There can be no guarantee, however, that a Year 2000 failure will not arise. This is due to the uncertainty surrounding potential third-party related Year 2000 problems, as well as our potential failure to discover all of our own susceptible internal systems. The Company's costs incurred to date associated with the Year 2000 issue have been approximately $225,000. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will be approximately $300,000 in total. There can be no assurance that the timing and cost estimates related to the Year 2000 conversion will be accurate. Actual results for the Company and third parties could differ materially from those currently anticipated.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the Company's business model and future operating performance of the Company, including expectations regarding the possible cost savings associated with the Company's restructuring plan in current and future periods, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 1999, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding implementation of the restructuring plan, continuation of trends in educational and marketing services, risks relating to the market for the Company's services, acceptance of the Company's new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1998 and on page 6 of the Company's Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                       BORON, LEPORE & ASSOCIATES, INC.

                           PART II-OTHER INFORMATION


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

     On or about May 25, 1999, a stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers and directors in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. The Company has agreed that plaintiffs have until November 22, 1999 to file any Amended Complaint in the litigation. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit. The Company believes that the matter may involve significant litigation-related expenses but that it will not have a material adverse effect on its financial condition or results of operations; there can be no assurance, however, that this will be the case.

     In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27  Financial Data Schedule

         (b)  Reports on Form 8-K

              On July 14, 1999, the Company issued a report on Form 8-K related to revised employment agreements for certain executive officers.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BORON, LEPORE & ASSOCIATES, INC.



Date: November 12, 1999               By: /s/ Patrick G. LePore
                                          ----------------------------
                                          Patrick G. LePore
                                          Chief Executive Officer, President
                                          and Chairman of the Board
                                          (Principal Executive Officer)



Date: November 12, 1999               By: /s/ Martin J. Veilleux
                                          -----------------------------
                                          Martin J. Veilleux
                                          Chief Financial Officer, Secretary and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


            Exhibit Number          Description
            --------------          -----------

                   27               Financial Data Schedule