Form 10-K405
period 1999-12-31
BORON LEPORE & ASSOCIATES INC
filed 2000-03-30
CIK 1029281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the transition period from       to

                        Commission File Number: 0-23093

                        BORON, LEPORE & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               22-2365997
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

 17-17 Route 208 North, Fair Lawn, New                   07410
                 Jersey                                (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code (201) 791-7272

          Securities registered pursuant to Section 12(b) of the Act:

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2000, there were 12,302,134 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $8.6875 per share as of March 15, 2000 on the NASDAQ National Market System) held by non-affiliates was approximately $96,961,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Registrant's Proxy Statement in connection with the Registrant's 2000 Annual Meeting of Stockholders scheduled to be held in May 2000 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's beliefs, expectations or intentions regarding our future performance. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of this Form 10-K.

ITEM 1. Business

General

   Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides integrated marketing, educational and sales services to the healthcare industry which include promotional and other meetings, medical education, product marketing, contract sales and field sales force logistics; including a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. We are a leading provider of peer-to-peer meetings. Our service offerings also include promotional and educational content development, accredited medical education programs and symposia, web-cast programs, visiting faculty meetings, clinical advisory panels, contract sales and field sales force logistic services. In December 1999, we announced the wind-down of our teleservice business in Norfolk, Virginia. This wind-down was completed during the first quarter of 2000.

   The Company's predecessor, Boron, LePore & Associates, Inc., a New Jersey corporation, was founded in 1981. In November 1996, the Company's predecessor reincorporated in Delaware to form the Company by merging with and into BLA Acquisition Corp., a newly formed Delaware corporation. BLA Acquisition Corp., the surviving corporation, changed its name to Boron, LePore & Associates, Inc., upon consummation of the merger.

Industry and Company Overview

   Based on data from Scott-Levin, a healthcare marketing information company, pharmaceutical companies spent approximately $1.6 billion in 1999 on promotional and marketing meetings and events, including peer-to-peer meetings, symposia, third party events and teleconferences. Pharmaceutical companies have relied for many years on third party providers of promotional, marketing and educational conferencing services. In recent years, changes in the pharmaceutical industry have led to greater outsourcing of promotional, marketing and educational functions. At the same time, pharmaceutical companies and providers of promotional, marketing and educational services to such companies have broadened their means of communicating with target audiences from traditional product detailing, peer-to-peer meetings and in-person conferences to also include teleconferences, satellite conferences and various other forms of teleservices.

   Our objective, is to enhance our position as a leading provider of peer-to-peer and other meetings, continue to expand our educational services, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy are to: (i) offer integrated solutions that include promotional, educational, marketing and logistical services, including a variety of internet-based solutions related to these services; (ii) increase business with existing customers; (iii) obtain new customers; (iv) target new audiences; and
(v) pursue strategic acquisitions.

Services

   Our principal lines of business presently include: (i) marketing and educational services which include promotional and other conferencing services, educational conferencing services, and product marketing services; (ii) contract sales services; and (iii) field sales force logistics services.

Promotional and Other Conferencing Services

   We conduct and produce conferences in a variety of formats and through different forms of media. All of our conferences are sponsored by our pharmaceutical company customers. The conferences are designed to communicate the sponsoring pharmaceutical company's message to the physicians and other healthcare professionals who attend. Our promotional conference service is providing peer-to-peer meetings, which involve a small gathering of physicians who are invited to meet in person or by teleconference to discuss a particular drug or indication under the chairmanship of a Company trained and employed moderator. Other conference services include providing symposia, which are attended by a larger number of attendees and involve a more in-depth presentation than peer-to-peer meetings, and video satellite conferencing. Our meetings are not limited to these formats, however, as we can coordinate meetings in any format that can effectively convey a customer's message.

   Peer-to-Peer. Peer-to-peer meetings among physicians have been the historic foundation of our revenues and growth. Through peer-to-peer meetings, pharmaceutical companies are able to convey information concerning their products to physicians. Physicians who attend the meetings in turn have an opportunity to exchange ideas, clinical experiences and opinions about current therapies. Peer-to-peer meetings are particularly useful in connection with new product launches and products that require an in-depth explanation of their associated therapeutic benefits.

   Peer-to-peer meetings typically involve 10 to 12 healthcare practitioners, primarily physicians, who are identified by a pharmaceutical company and generally invited using our telerecruiting center. The attending physicians discuss therapeutic benefits of a new drug or new indication for a familiar drug under the chairmanship of a Company trained moderator. The meetings take place throughout the United States, either at a local hotel or restaurant over dinner (a clinical experience program or "CEP") or by teleconference (a clinical experience teleconference or "CET"). CET meetings are increasingly popular because physicians have a greater choice of meeting times and can interact with peers from around the country. The physicians who attend peer-to-peer meetings receive non-cash honoraria consistent with applicable American Medical Association (the "AMA") and pharmaceutical industry guidelines, which they may donate to charity or use for the purchase of items such as medical equipment or textbooks.

   We believe pharmaceutical companies select a peer-to-peer meeting provider based on the ability of the provider to attract the invited physicians to attend and the provider's performance record in communicating the customer's message effectively. Our customers purchase prescription drug tracking data from independent companies to measure the effectiveness of the peer-to-peer meetings. The prescription drug tracking data generally has demonstrated that physicians who attend our meetings increase their prescriptions of drugs reviewed at the meetings. We believe that our reputation, which has been developed over approximately 20 years of conducting peer-to-peer meetings, facilitates recruiting physicians to attend our peer-to-peer meetings.

   We believe that our moderators who are generally hired as full-time employees have been an important factor in the success of our peer-to-peer meetings. We have historically focused on hiring individuals with industry experience as moderators. We have developed training techniques to enable our moderators to lead effective peer-to-peer meetings and communicate the therapeutic benefits of a drug. Moderators are trained in such matters as how to best familiarize themselves with the product, how to prepare the proper setting for a meeting, how to deliver an effective presentation and how to coordinate the proper flow of information between the moderator and the physicians and among the physicians. In addition, we perform periodic quality reviews of our moderators and solicit feedback from customers and physicians about each moderator.

   Our contracts for the coordination and production of peer-to-peer meetings are generally fee based, although some contain a performance component. Our contracts typically require it to provide a certain number of meetings (usually 100 to 300) and/or a certain number of attendees (usually 10 to 12) over a specified period of time (typically three to six months) on behalf of a customer. The terms of each of our contracts may vary based upon the complexity of the individual arrangement, whether the meetings will be CEP or CET meetings, the duration of the contract, the number of meetings and attendees covered by the contract and the location for the meetings. The volume of meetings coordinated and produced by us has enabled us to obtain discount pricing from vendors of services such as airline and overnight courier services.

   In 1999, 1998 and 1997, BLP conducted 8,014, 12,822 and 10,398 peer-to-peer meetings, respectively. These meetings generated revenues of approximately $32.4 million in 1999, $52.8 million in 1998 and $45.1 million in 1997, representing 21.7%, 32.0%, and 61.9%, respectively, of our revenues in each of these years.

   Symposia. We added symposia in the fourth quarter of 1996 to complement our peer-to-peer meeting business. Our symposium generally involve attendance by approximately 50 to 300 physicians over a weekend. The physicians hear presentations regarding a drug or treatment protocol presented by a faculty of experts in the field for the purpose of being trained to serve as consultants and spokespeople for the sponsoring pharmaceutical company. The sponsoring company pays the faculty in the form of consulting fees or medical grants and reimburses faculty and attending physicians for their travel expenses.

   Symposia are organized and conducted on an in-person basis by us throughout the United States. We actively work with our customers to identify speakers and select locations for each conference. We utilize our in-house travel agent and our other relationships with vendors to assist in coordinating symposia. We believe that the key considerations for our customers in selecting a provider for symposia are cost and the ability to effectively organize a large medical conference.

   Pharmaceutical company sponsored symposia have been subject to past scrutiny which had an adverse effect on the market for symposia services. Physician attendance currently is subject to a number of industry and professional association guidelines designed to prevent conflicts of interest. In particular, these guidelines regulate the circumstances under which travel and lodging reimbursement and other payments to physicians are permissible. In light of these concerns, we adhere to our customers' instructions in conducting symposia. In the event of changes in law, regulatory policy or applicable industry or professional association guidelines or negative publicity concerning symposia sponsored by the pharmaceutical industry, customers may choose to alter their guidelines in ways that would make symposia and related consultancies less attractive to physicians and pharmaceutical companies. In addition, restrictions on such meetings could be imposed by governmental agencies, industry or professional associations or the pharmaceutical companies themselves. Finally, any of our customers could be found to be in non-compliance with relevant law, policy or guidelines in their handling of symposia. Any of these events could have a material adverse effect on the demand for BLP's symposia services.

   Our symposium contracts generally are fee based. The terms of each of our symposium contracts vary based upon the complexity of the individual arrangement, the duration of the contract, the number of symposia covered by the contract, and their location. We conducted 28 symposia in 1999, 169 in 1998, and 48 in 1997. Symposia accounted for revenues of approximately $8.1 million in 1999, $28.9 million in 1998 and $20.7 million in 1997, representing 5.4%, 17.5% and 28.3%, respectively, of our revenues in each of these years.

   Additional Conferencing Services. We provide a range of additional conferencing services. We emphasize flexibility and conduct meetings in any format that can effectively communicate our customer's message. Video satellite conferences are an example of one of the many possible formats for meetings. Video satellite conferences are lectures sponsored by pharmaceutical companies. The speakers typically are physicians or other medical experts who are retained by the pharmaceutical company for a consulting fee to discuss a new drug or indication or other medical topic. We broadcast the conferences via satellite on television to various locations throughout the United States. The video satellite conferences typically utilize interactive media involving one-way video, two-way audio, and special keypads for audience participation. By using new forms of technology and media in connection with such video satellite conferences, and CET programs for peer-to-peer meetings, we seek to enable our clients to effectively and efficiently communicate medical information to physicians so that physicians can better understand and utilize our pharmaceutical customers' products.

 Educational Conferencing Services

   Physicians and other healthcare professionals must dedicate a minimum number of hours to certified continuing education ("CE") to remain certified to practice their respective professions in certain jurisdictions. We coordinate CE conferences that are funded through unrestricted educational grants by pharmaceutical companies and held for approximately 50 to 350 healthcare professionals, primarily physicians, at various locations throughout the United States. Each CE conference is designed, if applicable, to satisfy CE requirements in accordance with relevant regulations or accreditation procedures.

   The CE programs, which are conducted by a separate division of the Company, utilize certain of our core competencies in handling conferencing logistics. As with our promotional conferencing services, some of the CE programs are conducted by teleconference. The CE programs are also frequently taped or otherwise recorded for further distribution to those individuals who are unable to attend. We also provide educational conferences that are not intended to satisfy certified CE requirements.

   In March 1998, we acquired substantially all of the assets of Strategic Implications International, Inc., a privately held company located in Vienna, Virginia ("Strategic Implications"). Strategic Implications is a provider of continuing medical education and other related services, and has received accreditation by the American Council for Continuing Medical Education and the American Council on Pharmaceutical Education to provide such services. Strategic Implications is operated as a separate subsidiary of BLP. In May 1998, we acquired substantially all of the assets of Medical Education Systems, Inc., a privately held company located in Philadelphia, Pennsylvania ("MES"). MES is also a provider of continuing medical education and other related services. MES is also operated as a separate subsidiary of BLP. Combined revenues for Strategic Implications and MES totaled $23.9 million in 1999 and $19.3 million in 1998, representing 16.0% and 11.7%, respectively, of our revenue in each of these years.

 Product Marketing Services

   We introduced product marketing services in 1996. Our customers tend to focus their marketing efforts on their key products because of budgetary and other constraints, and thus typically have a significant number of products with relatively limited sales that are not heavily marketed, if at all. We believe that the sales of certain of these products could be increased if their therapeutic benefits were actively communicated to physicians or other healthcare professionals. We believe we can leverage our customer relationships and existing services to market some of these products successfully by devising and implementing a variety of promotional and marketing strategies.

   We anticipate that product marketing engagements typically will involve the grant by a pharmaceutical company of rights to market a particular product for a specified period. We will generally bear most marketing costs during this period and in return share incremental revenue if the product achieves specified sales objectives. We contemplate that some of these engagements, however, may be fee based to some extent.

   We currently have the right in the United States to market Ponstel(R) (a registered trademark of Parke-Davis), an analgesic for dysmenorrhea manufactured by Parke-Davis, until December 2000, unless terminated by Parke-Davis in the event of a sale, license or transfer of the product to a third party. Under the contract, we are compensated based on the increase in the sales of Ponstel(R) above an established baseline. During 1998, we also had the right in the United States to market Duricef(R) (a registered trademark of Bristol-Myers Squibb), which we marketed for most of 1998.

   We believe that pharmaceutical companies and their product managers may be attracted to product marketing services and the related revenue sharing structure because it enables them to obtain incremental revenue with minimal marketing expenses. Our product marketing service enables a product manager to obtain active promotion of products in the manager's portfolio that would not otherwise be actively promoted. Our involvement in product marketing need not be limited to a particular stage of a drug's life cycle, as we could obtain rights to market an underpromoted drug at any stage of a product's life cycle or supply product support in a vacant sales territory.

   Product marketing is subject to a number of the same risks as our conferencing services, as well as additional risks that are not present in our conferencing services, including the risk that we will expend resources to sell a product and not achieve the level of sales required to realize any revenue from our efforts. We will seek to manage this risk by carefully selecting the products we agree to promote based on our assessment of multiple criteria, including, but not limited to, the potential responsiveness of the product to promotional activities, the capabilities of the pharmaceutical company's sales force and information obtained from physicians. Product marketing is a new business area for the Company, and there can be no assurance that the Company will establish a significant or lasting presence in this market.

 Contract Sales Services

   We established a contract sales organization (the "CSO") in August 1997. We believe that contract sales is an attractive outsourced service to pharmaceutical companies because it allows a customer to shift fixed cost to variable cost by outsourcing portions of its sales function and to respond quickly to the need for alternative and additional sales support for its products. We expect that the CSO will engage in traditional product detailing efforts, which involve providing pharmaceutical product samples and related promotional and educational materials to physicians. In addition, the CSO will utilize advanced information technology to offer clients a fully integrated sales approach. This approach will include unique training, development and recruiting disciplines designed to enable the CSO to compete effectively to service the specialized needs of the pharmaceutical industry. We expect that our CSO will continue to be structured along the dedicated sales force model, with groups of sales persons recruited by us to conduct sales for a particular client.

   Combined revenues for the CSO organization totaled $23.1 million in 1999 and $23.0 million in 1998, representing 15.5% and 14.0%, respectively, of our revenue in each of these years.

   We believe that the quality of sales representatives, speed of recruitment and management of the CSO are the most important factors in responding to its customers' needs for outsourced sales support. We believe that our established reputation in the industry, our ability to provide an array of complementary promotional services and our ability to recruit and staff new sales forces in a timely manner will assist us in expanding our CSO in the coming year.

   Contract sales is an area of business for us involving a number of the same risks as our conferencing services, as well as additional risks not present in its traditional business, such as the risk of competition from larger, established companies having greater resources and access to capital. There can be no assurances that we will establish and maintain a significant or lasting presence in this market.

 Field Sales Force Logistics Services

   Our customers generally provide their sales forces in the field with budgets with which to engage in promotional and educational efforts. Because these field sales representatives typically have been responsible for planning, coordinating and implementing these efforts with in-house staff, outside vendors and meeting participants, we believe that the representatives have historically had to divert valuable time away from their primary sales and education activities. Our field sales force logistics organization was created to allow pharmaceutical companies to increase the efficiency and reach of their field sales forces by providing integrated outsource solutions for the sales forces' meeting planning, event coordination and other logistical functions. We believe that field sales force logistics represents a substantial, emerging business opportunity, and that our historical expertise and ability to invest in technology provide us with a strategic advantage in delivering such services to potential customers.

   Our field sales force logistics organization is designed to handle all logistical matters for the field sales force of a customer upon the direction of the sales force personnel. For example, a field sales representative could contact a dedicated resource at BLP and request the implementation of a meeting with doctors in an indicated field to be chaired by a specified speaker. We would secure the meeting site, target and generate the appropriate audience, identify and/or contact the speaker, arrange for attendee and speaker travel arrangements, send out invitations and post-meeting thank you notes, assist in obtaining any necessary approvals from the home office and handle all other logistical details. We would also process and make available to the sales representative all relevant programs and data on a virtual basis via the internet and other forms of remote access.

   We began forming a field sales force logistics organization in late 1997. In March 1998, we signed a contract with a large pharmaceutical company to provide field sales force logistical services for up to a two-year period. In October 1999, the contract was renewed for another two-year period through December 2001. The contract provides for a management fee component and a fee-for-service component. The management fee for 2001 is subject to negotiation. There can be no assurance that the managament fee for such year will be negotiated on terms acceptable to us (which failure to so negotiate the management fee would result in the termination of the contract on December 31, 2000). The fee-for-service component is dependent upon the level of services provided. Pursuant to that contract, we have created an organization of approximately 100 employees dedicated to servicing the field sales force logistics requirements of this particular customer. We also have a contract with another customer and are currently pursuing other related opportunities to provide field sales force logistics services to other customers. Revenues for the field sales force logistics organization totaled $58.2 million in 1999 and $35.5 million in 1998, representing 38.9% and 21.6%, respectively, of the Company's revenue in each of these years.

   Field sales force logistics is an area of business for us involving a number of the same risks as our conferencing services, as well as risks not present in its traditional business, such as the risks that it will be unable to efficiently implement the significant planning and coordination efforts required by this business or that this new service will not be accepted generally by pharmaceutical companies. There can be no assurance that we will establish a lasting presence in the market, or that this market will continue to develop at all.

 Teleservices

   In December 1999, we announced the wind-down of our teleservice business. This wind-down was completed during the first quarter of 2000 and we are pursuing the disposition of those related assets. We continue to use a portion of our Norfolk, Virginia facility for telerecruiting for our conferencing services and other administrative support.

Customers

   We believe that our relationships with our customers, which include many of the largest pharmaceutical companies, are among our most important strategic advantages. Prior to 1996, our customers principally engaged us to hold peer-to-peer meetings. Commencing in 1996, several of the relationships expanded to include other services such as symposia, product marketing, contract sales and field sales force logistics.

   Our customer relations strategy focuses on maintaining strong relationships with product managers and senior management at each of its customers and providing creative, focused and result-oriented solutions to their marketing needs. Our sales executives (currently 16 individuals) develop relationships principally with the product managers at the pharmaceutical companies and spend significant time on-site at customer facilities. Our sales executives, together with our client service organization which was formed in 1999, work with the product managers to implement, and in some cases assist in developing, the customer's marketing plan within a prescribed budget. Although we market competing products from time to time, we do not market such products through the same type of promotional or marketing service without the consent of our customers.

   Revenue from two customers accounted for approximately $59.0 million (39%) and $16.6 million (11%) of total revenue for the year ending December 31, 1999, and $56.5 million (34%) and $44.0 million (27%) of total revenue for the year ending December 31, 1998.

   In late 1998, we were advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with us. This customer represented 27% of our total revenues during the year ended December 31, 1998. A substantial portion of this revenue was comprised of speaker training and advisory panel meetings. Except for a limited amount of speaker training revenue in the three-month period ending March 31, 1999, we did not receive any revenue related to this customer in 1999.

Competition

   The business of providing promotional, marketing and educational services to the pharmaceutical industry is competitive. The business of providing pharmaceutical conferencing services is highly fragmented and our competitors in this area generally include smaller, regionally focused companies that provide a limited number of promotional, marketing and educational services, usually focused on the pharmaceutical industry. Several of our competitors in this area, however, offer services that are somewhat wider in scope. Although we believe we are a leading provider of peer-to-peer meetings, there are many providers of symposia and educational conferences.

   As we seek to expand our range of services, we are likely to face competition from companies, which already have established a strong business presence providing similar services to other businesses. The outsourced product marketing business is currently in its formative stage and is expected to become increasingly competitive. In addition, the sale of a pharmaceutical product and its related assets to a third party is a competing strategy by which pharmaceutical companies may seek to maximize returns from products that might otherwise be candidates for our product marketing services. The provision of contract sales services is also a relatively new and undeveloped industry in the United States, and we face significant competition in providing such services from larger, established companies having greater resources and access to capital. For instance, some of our larger competitors have computerized resume tracking systems for recruiting contract sales representatives.

   Overall, we believe that our most significant competition is potentially from other companies that provide outsourced promotional, marketing, educational and field sales force logistics services and large advertising agencies which may seek to expand their service offerings. In addition, the pharmaceutical companies' in-house sales and marketing departments may provide similar services to those provided by us and competition could increase as a result of the expansion of the in-house marketing capabilities by our customers or in the pharmaceutical industry generally.

   We compete against other companies offering pharmaceutical conferencing and other outsourced promotional, marketing and educational services on the basis of such factors as reputation, quality, experience, performance record, effectiveness of service, ability to offer a range of integrated services, ability to provide services quickly and price. Some of our distinguishing characteristics are the longevity of our relationships with our customers, our reputation for quality service and our ability to offer a relatively broad range of services.

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

   Our service offerings are affected by various guidelines promulgated by industry and professional organizations. For example, certain ethical guidelines promulgated by the AMA govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern the honoraria and other items of pecuniary value, which AMA-member physicians may receive in connection with peer-to-peer meetings and symposia sponsored by the pharmaceutical company customers of the Company. Similar regulations have been implemented by other professional and industry organizations and some of our customers also have their own policies regarding such matters. The provision of CE services is subject to compliance with guidelines promulgated by various accreditation bodies. For instance, providers of continuing medical education programs must comply with the rules of the Accreditation Council of Continuing Medical Education (the "ACCME") in order for the provider of the program to receive accreditation from the ACCME. Other professional associations and some of our customers also have their own standards for continuing education programs.

   The pharmaceutical industry is subject to extensive federal regulation and oversight by the FDA. For instance, the Federal Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA asserts its authority to regulate all promotional activities involving prescription drugs. For example, in connection with focus groups conducted by one of our competitors, the FDA issued warning letters indicating concern about the manner in which the focus groups were conducted, and the FDA also questioned the content of the information provided to the focus group participants and requested delivery of remedial information. Accordingly, our businesses and our customers' businesses, to the extent such business involves promotion and marketing of pharmaceutical products, are subject to the extensive regulation governing the pharmaceutical industry, and there can be no assurance that we will not be subject to increased regulatory scrutiny in the future.

   The failure of us or our customers to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines could, among other things, limit or prohibit us or our customers from conducting certain business activities, subject us or our customers to adverse publicity, increase the costs of regulatory compliance or subject us or our customers to monetary fines or other penalties. Any such actions could have a material adverse effect on us.

Liability and Insurance

   Participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability and other legal theories, many of which involve large claims and significant legal costs. As a provider of promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry, we are subject to the risk of being named as a party in such lawsuits. As a result of our introduction of product marketing services and contract sales services, we believe that the relative likelihood of becoming involved in litigation regarding the information given or products sold or distributed by our personnel has increased, with the attendant risks of significant legal costs, substantial damage awards and adverse publicity. Even if any such claims ultimately prove to be without merit, defending against them can result in adverse publicity, diversion of management's time and attention and substantial expenses, which could have a material adverse effect on us.

   We maintain insurance policies, including liability insurance, which we believe to be adequate in amount and coverage for the current size and scope of our operations. There can be no assurance, however, that the coverage we maintain will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. During 1998, we increased our insurance coverage in connection with expanding our service offerings. In addition, although our contracts with our customers sometimes require the customer to indemnify us for the customer's negligent conduct, the contracts do not provide for adequate indemnification against many of the potential litigation risks facing us and often require us to indemnify our customer for our negligence. We, therefore, could be held responsible for losses incurred in connection with the performance of our services under the terms of these contracts or otherwise and could incur substantial costs in connection with legal proceedings associated with our services or the pharmaceutical products with respect to which it provides services.

Employees

   As of March 15, 2000, BLP had 503 employees of which, 32 were moderators, 16 were engaged in sales, 191 were engaged in sales support and production, 72 were contract sales representatives, 3 were engaged in business development and 89 were engaged in general and administration. The Company is not party to a collective bargaining agreement with a labor union and considers its relations with its employees to be good.

ITEM 2. Properties

   BLP's corporate headquarters are located in Fair Lawn, New Jersey, in approximately 22,838 square feet of space occupied under a lease, which expires on January 31, 2001.

   The Company commenced operations at its teleservice center in Norfolk, Virginia, in July 1997. The space for the facility consists of approximately 28,700 square feet under a lease expiring in July 2007. BLP also has leased a 14,248 square foot warehouse adjacent to this facility. In December 1999, the Company announced the wind-down of its teleservice business. Such wind-down was completed during the first quarter of 2000. The Company continues to use a portion of these facilities for telerecruiting for its conferencing services and other administrative support. The Company has consolidated the operations and functions in these facilities and is pursuing a sublease of the remaining space.

   The Company operates its field force logistics business in Piscataway, New Jersey, in approximately 20,840 square feet of space occupied under several related leases, which expire on various dates during 2003.

   The Company operates its MES business in Philadelphia, Pennsylvania, in approximately 17,570 square feet of space occupied under a lease, which expires on March 31, 2008.

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

   On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of

New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. On February 17, 2000, the Company filed a motion to dismiss all claims asserted against it and its officers and directors. The motion to dismiss remains pending before the court and the Company is not in a position to make any estimates regarding the probable outcome of the case. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit.

   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

                                                                     Market
                                                                    Prices(1)
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
1998 Fiscal Quarters
  First Quarter................................................. $36.750 $23.875
  Second Quarter................................................ $38.000 $27.875
  Third Quarter................................................. $41.375 $30.000
  Fourth Quarter................................................ $43.000 $25.000
1999 Fiscal Quarters
  First Quarter................................................. $34.563 $10.375
  Second Quarter................................................ $10.875 $ 8.125
  Third Quarter................................................. $10.250 $ 5.500
  Fourth Quarter................................................ $ 7.750 $ 5.125

--------
(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 Holders

   The number of record holders of our Common Stock as of March 15, 2000 was approximately 49, although we believe that the number of beneficial owners of Common Stock as of that date was substantially higher.

 Dividends

   We did not pay cash dividends on our Common Stock during the years ended December 31, 1999, 1998 and 1997, and intend to retain all available funds for use in the operation and expansion of our business. We do not anticipate that any cash dividends on our Common Stock will be declared or paid in the foreseeable future.

 Recent Sales of Unregistered Securities

   In August 1998, we purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc. ("Strategem"), a New Jersey corporation. The purchase price was $1.6 million in cash and 13,630 shares of our common stock. In addition, we paid $0.4 million in cash and issued 9,934 shares of our common stock during the second quarter of 1999 and paid $0.8 million in cash and issued 33,472 shares of our common stock during the fourth quarter of 1999 based on the attainment of certain performance goals. We continued to operate Strategem as an ongoing business unit during 1999 and 1998.

ITEM 6. Selected Financial Data

   The selected statement of operations data for the years ended December 31, 1999, 1998, and 1997 and the selected balance sheet data at December 31, 1999 and 1998 have been derived from the audited Financial Statements of the Company included elsewhere in this Report on Form 10-K. The selected statement of income data for the years ended December 31, 1996 and 1995 and the selected balance sheet data at December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of the Company not included in this Report on Form 10-K. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                         Years Ended December 31,
                                -----------------------------------------------
                                  1999      1998    1997      1996       1995
                                --------  -------- -------  --------    -------
                                  (In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues......................  $149,448  $164,670 $72,907  $ 40,220    $21,775
Cost of sales.................   109,678   115,712  51,580    26,005     12,788
                                --------  -------- -------  --------    -------
  Gross profit................    39,770    48,958  21,327    14,215      8,987
                                --------  -------- -------  --------    -------
Selling, general and
 administrative expenses......    38,942    34,625  12,444    19,995(1)   6,341
Provision for restructuring
 and other severance..........     2,920       --      --        --         --
Goodwill impairment charge....       754       --      --        --         --
                                --------  -------- -------  --------    -------
  Total operating expenses....    42,616    34,625  12,444    19,995      6,341
                                --------  -------- -------  --------    -------
  Operating income (loss).....    (2,846)   14,333   8,883    (5,780)     2,646
Interest income (expense),
 net..........................     1,873     1,664  (1,071)     (255)       (86)
Nonrecurring loss on
 forgiveness of related party
 loan.........................       --        --      --     (1,076)       --
                                --------  -------- -------  --------    -------
  Income (loss) before
   provision (benefit) for
   income taxes...............      (973)   15,997   7,812    (7,111)     2,560
Provision (benefit) for income
 taxes(2).....................      (390)    5,550   1,700       --          51
                                --------  -------- -------  --------    -------
  Net income (loss)...........  $   (583) $ 10,447 $ 6,112  $ (7,111)   $ 2,509
                                ========  ======== =======  ========    =======
Net income (loss) per common
 share--basic.................  $  (0.05) $   0.88 $  1.07  $  (1.18)
                                ========  ======== =======  ========
Weighted average common shares
 outstanding--basic...........    12,633    11,936   4,947     6,028
                                ========  ======== =======  ========
Net income (loss) per common
 share--diluted...............  $  (0.05) $   0.84 $  0.72  $  (1.18)
                                ========  ======== =======  ========
Weighted average common shares
 outstanding--diluted(3)......    12,633    12,370   8,507     6,028
                                ========  ======== =======  ========
                                               December 31,
                                -----------------------------------------------
                                  1999      1998    1997      1996       1995
                                --------  -------- -------  --------    -------
                                              (In Thousands)
Balance Sheet Data:
Cash and cash equivalents.....  $ 44,631  $ 36,924 $24,016  $  7,176    $   963
Working capital...............    50,141    56,470  29,805     2,416      3,046
Total assets..................   118,144   125,102  51,056    23,097     10,499
Long-term debt, less current
 maturities...................       --        --      --     20,000      2,061
Redeemable equity securities..       --        --      --     12,500        --
Total stockholders' equity
 (deficit)....................    94,700    97,496  32,843   (29,387)     2,505

--------
(1) Includes $10.0 million for special officer bonuses, including $7.5 million as part of a recapitalization transaction and $0.6 million for fees related to the recapitalization.
(2) The Company elected to be taxed under Subchapter S of the Code until December 4, 1996, and accordingly the provision for income taxes for all periods ending on or prior to such date reflects only state business tax expense, if any.
(3) Due to the effect of the 1996 recapitalization on the Company's capital structure, per share data for the years ended prior to December 31, 1996 are not comparable to subsequent periods and, therefore, have not been presented. Weighted average common shares outstanding has been computed as described in Note 3 to the Financial Statements of the Company included elsewhere in this Report on Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, its directors or its officers, primarily with respect to our business model and future operating performance of our business, including expectations regarding the possible cost savings associated with our restructuring plan in current and future periods, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 2000, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding implementation of the restructuring plan, continuation of trends in educational and marketing services, risks relating to the market for our services, our ability to secure new contracts for our contract sales organization, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of our Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.

Overview

   Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides integrated marketing, educational and sales services to the healthcare industry which include promotional and other meetings, medical education, product marketing, contract sales and field sales force logistics; including a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. We are a leading provider of peer-to-peer meetings. Our service offerings also include promotional and educational content development, accredited medical education programs and symposia, web-cast programs, visiting faculty meetings, clinical advisory panels, contract sales and field sales force logistic services.

   Our objective, is to enhance our position as a leading provider of peer-to-peer and other meetings, continue to expand its educational services, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy are to: (i) offer integrated solutions that include promotional, educational, marketing and logistical services, including a variety of internet-based solutions related to these services; (ii) increase business with existing customers; (iii) obtain new customers; (iv) target new audiences; and
(v) pursue strategic acquisitions.

   Following several years of relatively modest revenue growth, our revenues grew significantly from 1995 to 1998. This growth resulted from increased business with existing customers, the addition of new customers and the expansion of services offered. We believe that the increase in business with existing customers and the addition of new customers reflected increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. We also expanded our portfolio of services to include symposia, medical education, product marketing, teleservices, contract sales and field force logistics services. The expansion of these services resulted from: (i) the acquisition of two medical education providers in 1998; (ii) the opening of a teleservice center in Norfolk, Virginia during 1997; (iii) the establishment of a contract sales organization during 1997 and addition of new related clients in 1998; and (iv) a contract with a large pharmaceutical company to provide field force logistics services through December 1999 (which was recently renewed through 2001).

   In late 1998, we were advised that a significant customer would not be making any new commitments for speaker training and advisory panel meetings with the Company. Such meetings have a lower gross margin percentage than the Company's other services. This customer represented $44.0 million or 27% of our revenues during 1998. Except for a limited amount of revenue in the first quarter of 1999, we did not generate any revenue related to this customer in 1999. During the second quarter of 1999, we commenced discussions with another customer relating to the termination of its field sales force logistics contract. This contract terminated during the third quarter of 1999 and accounted for 4.3% of our revenue for 1999. We did not generate revenue from this contract after the third quarter of 1999.

   Revenue was $149.4 million in 1999 as compared to $164.7 million in 1998. We incurred a net loss of $0.6 million in 1999 as compared to net income of $10.4 million in 1998. Included in the net loss for 1999 was a pre-tax charge of $0.8 million incurred during the first quarter of 1999 related to the write-down of goodwill associated with our January 1998 acquisition of Decision Point, Inc., a pre-tax charge of $1.7 million incurred during the second quarter of 1999 related to a restructuring plan and a pre-tax charge of $1.2 million incurred during the fourth quarter related to a restructuring plan and other severance.

   During 1999, we restructured our operations to improve operational efficiencies and to better align costs and expenses with anticipated revenues. As part of these efforts we reduced our work force, closed certain office locations and initiated the wind-down of our teleservice business in Norfolk, Virginia. This wind-down was completed during the first quarter of 2000. We are pursuing the disposition of some of the assets formerly used in the teleservice center. We continue to use a portion of the Norfolk, Virginia facility for telerecruiting for our conferencing services and other administrative support. During the second half of 1999, the Company also enhanced its management team and realigned its internal operations to better leverage its promotional and educational service capabilities.

   Also, during 1999, we considered strategic alternatives and retained the services of Bear, Stearns & Co., Inc, as its investment advisor. During the third quarter of 1999, we decided not to pursue a sale or recapitalization transaction at that time. We may reconsider such a transaction in the future.

   As a result of the aforementioned efforts, our financial performance improved during the second half of 1999. Our operating results improved from a net loss of $1.1 million in the first quarter and a net loss of $0.7 million in the second quarter to net income of $0.4 million in the third quarter and net income of $0.8 million in the fourth quarter. In addition to the pre-tax charge of $1.2 million mentioned above, the fourth quarter results for 1999 included a short-term project which generated revenues of $7.5 million. In November 1999, as mentioned above, we renewed our field sales force logistics contract with a large pharmaceutical company for another two years through December 2001. The contract provides for a management fee component and a fee-for-service component. The management fee for 2001 is subject to negotiation. There can be no assurance that the management fee for such year will be negotiated on terms acceptable to us (which failure to so negotiate the management fee would result in the termination of the contract on December 31, 2000). During March 2000, we were notified by a customer that it would be terminating its contract sales service contract on May 31, 2000. During the fourth quarter of 1999 and the full year 1999, such contract represented $4.1 million or 9% and $15.4 million or 10% of our revenues, respectively.

   Certain of our newer services, particularly symposia and field sales force logistics, have lower gross margin percentages than our historical peer-to-peer meeting business, while other services, particularly educational conferencing and medical education content development, have higher gross margin percentages than our historical peer-to-peer meeting business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, carefully managing operating expenses, improving our mix of revenue and increasing our overall revenue. We believe our efforts in 1999, along with our strong balance sheet and cash position, have resulted in a stabilization of our business and will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.

Results of Operations

   The following table sets forth as a percentage of revenues certain items reflected in the Company's Statement of Operations for the periods indicated.

                                                            Years Ended
                                                           December 31,
                                                         --------------------
                                                         1999    1998   1997
                                                         -----   -----  -----
Revenues................................................ 100.0 % 100.0% 100.0%
Cost of sales...........................................  73.4    70.3   70.7
                                                         -----   -----  -----
Gross profit............................................  26.6    29.7   29.3
                                                         -----   -----  -----
Selling, general and administrative expenses............  26.1    21.0   17.1
Provision for restructuring and other severance.........   1.9     --     --
Goodwill impairment charge..............................   0.5     --     --
                                                         -----   -----  -----
  Total operating expenses..............................  28.5    21.0   17.1
                                                         -----   -----  -----
  Operating income (loss)...............................  (1.9)    8.7   12.2
                                                         -----   -----  -----
Interest income (expense), net..........................   1.2     1.0   (1.5)
                                                         -----   -----  -----
Income (loss) before provision (benefit) for income
 taxes..................................................  (0.7)    9.7   10.7
Provision (benefit) for income taxes....................  (0.3)    3.4    2.3
                                                         -----   -----  -----
  Net income (loss).....................................  (0.4)%   6.3%   8.4%
                                                         =====   =====  =====

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues decreased $15.3 million, or 9%, from $164.7 million in 1998 to $149.4 million in 1999. This decline primarily resulted from the decrease in marketing and educational services revenue of $38.0 million offset by the addition of $22.7 million of revenue from field sales force logistics services. The decrease in marketing and educational services was primarily due to the aforementioned loss of revenue from a significant customer, partially offset by an increase in other business. The increase in field sales force logistics services includes $6.5 million in revenue from a contract which was terminated during 1999 and $7.5 million in revenue from a short-term project which was completed during the fourth quarter of 1999.

   Cost of sales decreased $6.0 million, or 5%, from $115.7 million in 1998 to $109.7 million in 1999. Cost of sales as a percentage of revenues increased from 70.3% in 1998 to 73.4% in 1999. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics and contract sales revenue, which have a lower average gross profit than our historical business due to a higher proportion of production costs which are passed through to the customer with little or no markup.

   Selling, general and administrative expenses increased $4.3 million, or 13%, from $34.6 million in 1998 to $38.9 million in 1999. This increase was due to the net increase in the cost of personnel of approximately $2.5 million, primarily due to the personnel of acquired companies partially offset by reductions in the workforce related to our 1999 restructurings; an increase in bad debts of approximately $0.9 million; and an increase in other operating costs of approximately $0.9 million. Selling, general and administrative expenses increased as a percentage of revenues from 21.0% in the prior year period to 26.1% in the current year period. This percentage increase was largely the result of the aforementioned decrease in and change in the mix of revenues for the year ended December 31, 1999.

   During the year ended December 31, 1999, we incurred provisions for restructuring and other severance of $2.9 million which involved the reduction of our workforce, consolidation of our facilities, the wind-down of our teleservice business, including a disposition of assets, and changes in management. As a percentage of revenues, this charge represented 1.9% of revenues for the year ended December 31, 1999.

   During the year ended December 31, 1999, we determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, we incurred a charge to write-down the asset value to zero during the year ended December 31, 1999. As a percentage of revenues, this charge represented 0.5% for the year ended December 31, 1999.

   Operating income (loss) decreased $17.1 million from income of $14.3 million in 1998 to a loss of $2.8 million in 1999. Operating income (loss) as a percentage of revenues declined from income of 8.7% in 1998 to a loss of 1.9% in 1999. The decrease in operating income (loss) as a percentage of revenues was due to the aforementioned increases in cost of sales, selling, general and administrative expenses, provisions for restructuring and other severance and noncash charges to write down an impaired asset as a percentage of revenues.

   Interest income, was $1.7 million in 1998 compared to $1.9 million of interest income in 1999. The increase in interest income was primarily due to our higher average cash balance and higher prevailing interest rates in the current year period as compared to the prior year period.

   The provision (benefit) for income taxes for the year ended December 31, 1999 and December 31, 1998 reflects estimated Federal and state income tax expense partially offset by the utilization of benefits from net operating losses previously not recognized in 1998 and the recording of the benefits of the net loss in 1999.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenues increased $91.8 million, or 126%, from $72.9 million in 1997 to $164.7 million in 1998. This growth primarily resulted from the addition of $34.5 million of revenue from field sales force logistics services, an increase of $20.9 million of revenue from contract sales services, an increase of $18.9 million in educational conferencing services and a $17.5 million increase in promotional conferencing services revenue. The increase in our promotional conferencing services revenue was comprised of an $8.2 million increase in symposia services revenue and an increase in revenue from peer-to-peer meetings and other conferencing services of $9.3 million.

   Cost of sales increased $64.1 million, or 124%, from $51.6 million in 1997 to $115.7 million in 1998. Cost of sales as a percentage of revenues decreased from 70.7% in 1997 to 70.3% in 1998. The decrease in cost of sales as a percentage of revenues was primarily due to the increase in educational services revenue which has a higher gross profit percentage than our historical peer-to-peer meeting business. This decrease was partially offset by an increased proportion of field sales force logistics revenue, which, during 1998, had a lower average gross profit than our historical business due to the higher proportion of production costs which are passed through to the customer with little or no markup and a decreased proportion of symposia services.

   Selling, general and administrative expenses increased $22.2 million, or 178%, from $12.4 million in 1997 to $34.6 million in 1998. This increase was due to the cost of personnel additions of approximately $12.6 million, including the personnel of acquired companies, and an increase in other operating costs of approximately $9.6 million incurred to support our growth. Selling, general and administrative expenses increased as a percentage of revenues from 17.1% in the prior year period to 21.0% in the current year period as the percentage increase in selling, general and administrative expenses was partially offset by the increase of revenues.

   Operating income increased $5.4 million from $8.9 million in 1997 to $14.3 million in 1998. Operating income as a percentage of revenues declined from 12.2% in 1997 to 8.7% in 1998. The decrease in operating income as a percentage of revenues was primarily due to the aforementioned increase in selling, general and administrative expenses as a percentage of revenues.

   Interest expense, net of interest income, was $1.1 million in 1997 compared to $1.7 million of interest income in 1998. This change was due to a decrease in interest expense in the current year period as compared to the prior year period related to our full repayment of its bank debt during 1997, and an increase in interest income in the current year period as compared to the prior year period related to our higher average cash balance in the current year period as compared to the prior year period.

   The provision for income taxes for 1998 was $5.6 million versus $1.7 million for 1997, reflecting estimated Federal and state income tax expense partially offset by the utilization of benefits from net deferred tax assets recognized on our December 31, 1996 balance sheet which are related to net operating loss carryforwards previously not recognized.

Liquidity and Capital Resources

   At December 31, 1999, we had $50.1 million in net working capital, a decrease of $6.3 million from December 31, 1998. Our primary sources of liquidity as of December 31, 1999 were cash and cash equivalents and accounts receivable.

   Our accounts receivable turnover averaged 57 days for the period ended December 31, 1999 and 93 days for the period ended December 31, 1998. The allowance for doubtful accounts and credit memo reserves was $1.3 million at December 31, 1999 and $0.5 million at December 31, 1998.

   During 1999, we generated approximately $23.5 million in cash from operating activities as compared to $11.5 million of cash used in operating activities during 1998. The amount provided by operating activities was primarily related to the decrease in accounts receivable turnover. We believe our ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth we will use cash, whereas during periods of slow growth or decline we believe we will be able to generate cash from operations.

   During 1999, we used approximately $13.3 million of cash in investing activities which was comprised of $11.4 million of cash related to the payments of contingent consideration and $1.9 million used to purchase computer, telephone and office equipment. We made cash payments of approximately $11.4 million during 1999 based upon the attainment of contingent payment goals established during the acquisitions of Medical Education Systems, Inc., Strategic Implications International, Inc., and Stratagem Plus, Inc. There are no remaining contingent payments under any of these acquisition agreements.

   Financing activities during 1999 used approximately $2.5 million of net cash outflows. The amount used by financing activities was primarily the result of our repurchase of our common stock in the amount of $2.6 million offset by proceeds from exercises of stock options in the amount of $0.1 million. During 1999, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock through December 31, 2000. We have repurchased 427,500 shares through December 31, 1999.

   On October 31, 1999, we permitted our $5.0 million unsecured revolving credit facility to expire. There were no amounts outstanding as of December 31, 1999 and 1998. Currently, we do not intend to obtain a new credit facility and believe we have sufficient other capital resources.

Year 2000

   During 1999, we completed our Year 2000 program to identify and correct the areas of our computer systems and our operations that could be affected by the Year 2000 issue. As a result of such effort, our computer systems and software programs are functioning properly and our business and operations have not been affected by the Year 2000 issue. Our costs associated with our Year 2000 program, excluding any costs that we may incur as a result of the failure of any third parties to become Year 2000 compliant, was approximately $300,000 in total.

   There is still a possibility that some computer systems and software programs may not function properly later in the year 2000 and beyond. In the event we are unable to fix a serious Year 2000 problem, there could be an interruption or failure of our operations. Likewise, in the event our suppliers are unable to fix a material Year 2000 problem, a resulting interruption or failure of their business could also negatively impact us.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. The adoption of this pronouncement is expected to have no material impact on its financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   None.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        BORON, LEPORE & ASSOCIATES, INC.

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  21
Consolidated Balance Sheets as of December 31, 1999 and 1998.............  22
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  23
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997........................................  24
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  25
Notes to Consolidated Financial Statements...............................  26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO BORON, LEPORE & ASSOCIATES, INC.:

   We have audited the accompanying consolidated balance sheets of Boron, LePore & Associates, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ending December 31, 1999. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boron, LePore & Associates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ending December 31, 1999 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Roseland, New Jersey
February 7, 2000

                        BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 44,631  $ 36,924
  Accounts receivable, net of allowance for doubtful
   accounts and credit memo reserves of $1,332 and $535 at
   December 31, 1999 and 1998, respectively................   27,567    44,394
  Prepaid expenses and other current assets................    1,387     1,678
                                                            --------  --------
    Total current assets...................................   73,585    82,996
Furniture, fixtures and equipment, at cost, net of
 accumulated depreciation of $4,391 and $2,036 at December
 31, 1999 and 1998, respectively...........................    7,397     7,884
Intangible assets, net.....................................   36,476    33,592
Other assets...............................................      686       630
                                                            --------  --------
    Total assets........................................... $118,144  $125,102
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  3,568  $  5,138
  Accrued payroll..........................................    1,532     1,808
  Accrued expenses.........................................    8,536     9,981
  Deferred revenue.........................................    9,808     9,599
                                                            --------  --------
    Total current liabilities..............................   23,444    26,526
                                                            --------  --------
Deferred income taxes, net.................................      --      1,080
                                                            --------  --------
Commitments and contingencies..............................      --        --
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000 shares authorized,
   none issued and outstanding.............................      --        --
  Common stock, $.01 par value, 50,000 shares authorized;
   16,938 issued and 12,302 outstanding at December 31,
   1999; 16,882 issued and 12,682 outstanding at December
   31, 1998................................................      169       169
  Class A common stock, $.01 par value, none authorized,
   issued and outstanding..................................      --        --
  Class B common stock, $.01 par value, none authorized,
   issued and outstanding..................................      --        --
  Treasury stock, at cost, 4,636 shares at December 31,
   1999 and 4,200 shares at December 31, 1998..............  (26,989)  (24,350)
  Additional paid-in capital...............................  118,789   118,363
  Retained earnings........................................    2,731     3,314
                                                            --------  --------
    Total stockholders' equity.............................   94,700    97,496
                                                            --------  --------
    Total liabilities and stockholders' equity............. $118,144  $125,102
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)

                                                    Years Ended December 31,
                                                    --------------------------
                                                      1999      1998    1997
                                                    --------  -------- -------
Revenues..........................................  $149,448  $164,670 $72,907
Cost of sales.....................................   109,678   115,712  51,580
                                                    --------  -------- -------
  Gross profit....................................    39,770    48,958  21,327
                                                    --------  -------- -------
Selling, general and administrative expenses......    38,942    34,625  12,444
Provision for restructuring and other severance...     2,920       --      --
Goodwill impairment charge........................       754       --      --
                                                    --------  -------- -------
  Total operating expenses........................    42,616    34,625  12,444
                                                    --------  -------- -------
  Operating income (loss).........................    (2,846)   14,333   8,883
Interest income (expense), net of interest expense
 of $0 in 1999 and 1998, net of interest income of
 $461 in 1997, respectively.......................     1,873     1,664  (1,071)
                                                    --------  -------- -------
  Income (loss) before provision (benefit) for
   income taxes...................................      (973)   15,997   7,812
Provision (benefit) for income taxes..............      (390)    5,550   1,700
                                                    --------  -------- -------
Net income (loss).................................  $   (583) $ 10,447 $ 6,112
                                                    ========  ======== =======
Net income (loss) per common and common equivalent
 share:
  Basic...........................................  $  (0.05) $   0.88 $  1.07
                                                    ========  ======== =======
  Diluted.........................................  $  (0.05) $   0.84 $  0.72
                                                    ========  ======== =======
Weighted average number of common and common
 equivalent shares:
  Basic...........................................    12,633    11,936   4,947
                                                    ========  ======== =======
  Diluted.........................................    12,633    12,370   8,507
                                                    ========  ======== =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (In Thousands)

                                          Class A           Additional Retained
                                   Common Common  Treasury   Paid-in   Earnings
                                   Stock   Stock   Stock     Capital   (Deficit)
                                   ------ ------- --------  ---------- ---------
Balance as of December 31, 1996..   $ 57   $   7  $(18,850)  $  1,813  $(12,414)
  Net income.....................    --      --        --         --      6,112
  Non cash compensation expense..    --      --        --          43       --
  Dividends on convertible
   participating preferred
   stock.........................    --      --        --         --       (831)
  Net proceeds of initial public
   offering......................     37     --        --      59,750       --
  Repurchase of minority
   stockholder's 467 shares of
   common stock as treasury
   stock.........................    --      --     (5,500)       --        --
  Conversion of convertible
   participating preferred stock
   to common stock...............     47     --        --       2,453       --
  Issuance of Class A common
   stock.........................    --        1       --         118       --
  Conversion of Class A common
   stock to common stock.........      8      (8)      --         --        --
                                    ----   -----  --------   --------  --------
Balance as of December 31, 1997..    149     --    (24,350)    64,177    (7,133)
  Net income.....................    --      --        --         --     10,447
  Net proceeds of public stock
   offering......................     16     --        --      44,396       --
  Issuance of stock for business
   acquisitions..................      3     --        --       9,403       --
  Issuance of stock for stock
   option exercises..............      1     --        --         387       --
                                    ----   -----  --------   --------  --------
Balance as of December 31, 1998..    169     --    (24,350)   118,363     3,314
  Net income.....................    --      --        --         --       (583)
  Issuance of stock for stock
   option exercises..............    --      --        --         118       --
  Issuance of stock for business
   acquisitions..................    --      --        --         308       --
  Repurchase of 436 shares of
   common stock as treasury
   stock.........................    --      --     (2,639)       --        --
                                    ----   -----  --------   --------  --------
Balance as of December 31, 1999..   $169   $ --   $(26,989)  $118,789  $  2,731
                                    ====   =====  ========   ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash Flows From Operating Activities:
 Net income (loss)..............................  $   (583) $ 10,447  $  6,112
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization................     4,210     2,296       360
   Provision for doubtful accounts and credit
    memo reserves...............................     1,249       135       100
   Provision for restructuring and other
    severance...................................     2,920       --        --
   Goodwill impairment charge...................       754       --        --
   Write-off of unamortized deferred financing
    costs.......................................       --        --        271
   Non-cash compensation expense................       --        --         43
   Deferred income taxes........................    (1,280)     (429)    1,509
   Changes in operating assets and liabilities,
    net of effects from acquisitions of
    businesses:
     Decrease (increase) in accounts
      receivable................................    15,578   (13,804)   (6,895)
     Decrease (increase) in prepaid expenses and
      other current assets......................       291      (880)     (475)
     Decrease (increase) in intangibles.........       553       --         (1)
     Decrease (increase) in other assets........       144      (537)      (46)
     Decrease in accounts payable and accrued
      expenses..................................      (511)     (781)   (3,046)
     Increase (decrease) in deferred revenue....       209    (7,912)      766
                                                  --------  --------  --------
      Net cash provided by (used in) operating
       activities...............................    23,534   (11,465)   (1,302)
                                                  --------  --------  --------
Cash Flows From Investing Activities:
 Purchases of furniture, fixtures and
  equipment.....................................    (1,873)   (4,507)   (4,433)
 Business acquisitions, net of acquired cash....       --    (15,920)      --
 Business acquisitions, contingent
  consideration.................................   (11,433)      --        --
                                                  --------  --------  --------
      Net cash used in investing activities.....   (13,306)  (20,427)   (4,433)
                                                  --------  --------  --------
Cash Flows From Financing Activities:
 Repayments of long term debt and revolving line
  of credit.....................................       --        --    (21,000)
 Redemption of convertible participating
  preferred stock...............................       --        --    (10,831)
 Proceeds from the issuance of common stock.....       --     44,412    59,787
 Proceeds from the issuance of Class A common
  stock.........................................       --        --        119
 Proceeds from exercise of stock options........       118       388       --
 Purchase of treasury stock.....................    (2,639)      --        --
 Purchase of treasury stock from former
  stockholders..................................       --        --     (5,500)
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities...............................    (2,521)   44,800    22,575
                                                  --------  --------  --------
      Net increase in cash and cash
       equivalents..............................     7,707    12,908    16,840
Cash and Cash Equivalents, beginning of period..    36,924    24,016     7,176
                                                  --------  --------  --------
Cash and Cash Equivalents, end of period........  $ 44,631  $ 36,924  $ 24,016
                                                  ========  ========  ========
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for:
   Interest.....................................  $    --   $    --   $  1,614
   Taxes........................................  $  1,799  $  5,515  $    252

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

   On September 24, 1997, the Company completed the initial public offering of 3,735,000 shares of Common Stock at $17.50 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $59,800 (the "IPO"). Of these net proceeds, approximately $19,600 was used to retire outstanding debt and pay related interest expense, approximately $10,800 was used to redeem all shares of Redeemable Preferred Stock and related accumulated dividends and approximately $5,600 was used to purchase 466,666 shares of Common Stock from a former officer of the Company.

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

   On May 27, 1998, the Company completed a secondary stock offering of 2,980,000 shares of Common Stock at $30.00 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $44,400 (the "Secondary Offering"). The Company intends to use these net proceeds from the Secondary Offering for working capital and other general corporate purposes, including the funding of potential acquisitions.

   All common share amounts have been retroactively adjusted to reflect a two-for-three reverse stock split which occurred on September 11, 1997.

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

Revenue Recognition:

   Revenue is recognized as services are performed. For conferencing services, revenue is recognized upon completion of the meeting or symposia. Revenue for multiple-meeting projects is attributed to individual meetings based on an average amount per meeting, and is recognized as individual meetings are completed. Revenue for product marketing services is recognized in the period contractual performance benchmarks are achieved and confirmed by the client. Revenue for field force logistics services are recorded in the period the services are performed, based on the specific terms of the contract.

   Customers are invoiced according to agreed upon billing terms. Items which are invoiced prior to performance of the related services are recorded as deferred revenue and are not recognized as revenue until the required service is provided.

Depreciation and Amortization:

   Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the related assets, generally a three to ten year period. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized.

Intangible Assets:

   Intangible assets generally represent goodwill associated with the excess of purchase price over net assets acquired and non-compete agreements. Goodwill is generally amortized over a period not to exceed 20 years, and other intangible assets are amortized over the term of the related agreement or debt instrument. During September 1997, in conjunction with the IPO and the settlement of all outstanding bank debt (Note 4), the Company wrote-off the remaining balance of unamortized deferred financing costs, which amounted to approximately $271.

   The Company's amortization expense was $1,850, $985, and $55 for the years ending December 31, 1999, 1998 and 1997, respectively, and accumulated amortization expense was $2,795 and $985 at December 31, 1999 and 1998, respectively.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


Income Taxes:

   The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") require the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

Long-lived Assets:

   The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121") require, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference (See Note 17).

Stock Based Compensation:

   The provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") require that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). The Company elected to remain with the accounting under Opinion 25 and has made the pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (See Note 12).

Earnings Per Share:

   The provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") require the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities (See Note 3).

Segments of an Enterprise:

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") established standards for reporting of financial information about operating segments in annual financial statements (See Note 15).

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)

The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. The adoption of this pronouncement is expected to have no material impact on the Company's financial position, results of operations or cash flows.

3. Earnings Per Share:

   The following table reconciles income and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                               For the Years Ended December
                                                            31,
                                              --------------------------------
                                                 1999        1998      1997
                                              ----------  ---------- ---------
Numerator:
Net income (loss)--Diluted..................  $     (583) $   10,447 $   6,112
Less dividends on convertible participating
 preferred stock............................         --          --       (831)
                                              ----------  ---------- ---------
Net income (loss)--Basic....................  $     (583) $   10,447 $   5,281
                                              ==========  ========== =========
Denominator:
Weighted average shares outstanding--Basic..  12,633,483  11,935,773 4,947,018
Incremental shares from assumed conversions
 of options.................................         --      434,126   159,364
Convertible participating preferred stock...         --          --  3,400,911
                                              ----------  ---------- ---------
Weighted average shares outstanding--
 Diluted....................................  12,633,483  12,369,899 8,507,293
                                              ==========  ========== =========
Net income (loss) per share--Basic..........  $    (0.05) $     0.88 $    1.07
                                              ==========  ========== =========
Net income (loss) per share--Diluted........  $    (0.05) $     0.84 $    0.72
                                              ==========  ========== =========

   The diluted share base for the year ended December 31, 1999 excludes incremental shares of 77,104 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1999.

4. Long-term Debt:

   During 1996, the Company entered into a borrowing agreement with a bank. The borrowing agreement provided for a $5,000 revolving credit facility and a $20,000 term loan (the "Credit Facility"). The interest rates on the loans vary and are a function of the stated LIBOR rate and the effective prime rate as defined in the Agreement. In September 1997, in conjunction with the IPO, the Company repaid the then outstanding balance of the term loan, $19,500, and $1,000 outstanding under the revolving credit facility. In connection with this debt repayment, the Company wrote-off the balance of unamortized deferred financing costs related to the credit facility, resulting in a charge of $271. During 1998, the Company renegotiated the revolving credit facility. Under the new loan agreement, the Company may borrow up to $5,000 on an unsecured basis. On October 31, 1999, the revolving credit facility expired. As of December 31, 1998, there were no outstanding borrowings under the revolving credit facility.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


5. Furniture, Fixtures and Equipment:

   Furniture, fixtures and equipment consists of:

                                                              December 31,
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
   Telephone and computer equipment......................... $ 8,832  $ 7,206
   Office equipment.........................................   2,137    2,080
   Other....................................................     819      634
                                                             -------  -------
                                                              11,788    9,920
   Less: Accumulated depreciation...........................  (4,391)  (2,036)
                                                             -------  -------
   Furniture, fixtures and equipment net of accumulated
    depreciation............................................ $ 7,397  $ 7,884
                                                             =======  =======

   Depreciation expense was $2,360, $1,311, and $305 for the years ending December 31, 1999, 1998 and 1997, respectively.

6. Accrued Expenses:

   Accrued expenses are comprised of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   Accrued honoraria............................................. $  901 $2,470
   Accrued earnout...............................................    --   5,700
   Accrued restructuring and other severance.....................  2,287    --
   Accrued meeting expenses......................................  3,936    358
   Other accrued expenses........................................  1,412  1,453
                                                                  ------ ------
     Totals...................................................... $8,536 $9,981
                                                                  ====== ======

7. Commitments and Contingencies:

Operating Leases:

   The Company leases office space, automobiles, and equipment under various operating leases expiring in 2008. Approximate annual lease commitments for the next five years and thereafter are as follows:

   2000.................................................................. $2,217
   2001..................................................................  1,387
   2002..................................................................  1,184
   2003..................................................................    816
   2004..................................................................    673
   2005 and thereafter...................................................  1,976

   Rent expense charged against operations approximated $1,610, $1,530 and $525 for the years ended December 31, 1999, 1998 and 1997, respectively.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


                           [Legal Counsel to Update]

Litigation:

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

   On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. On February 17, 2000, the Company filed a motion to dismiss all claims asserted against it and its officers and directors. The motion to dismiss remains pending before the court and the Company is not in position to make any estimates regarding the probable outcome of the case. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit.

   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

Employment Agreements:

   The Company has entered into employment and other agreements with its executive officers and certain other senior management employees, some of whom are stockholders of the Company. The employment agreements specify duties, benefits, confidentiality and miscellaneous other provisions. The employment agreements generally have initial terms of no greater than three years, with one-year renewals after such initial term. At December 31, 1999, the maximum contingent liability related to employment and other agreements is approximately $2,952.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


8. Income Taxes:

   The components of the provision (benefit) for income taxes are summarized as follows for the years ending December 31:

                                                         1999     1998     1997
                                                        -------  -------  ------
   Current............................................. $   890  $ 5,979  $  191
   Deferred............................................  (1,280)    (429)  1,509
                                                        -------  -------  ------
     Total............................................. $  (390) $ 5,550  $1,700
                                                        =======  =======  ======

   The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                                 1999    1998
                                                                 -----   ----
   Federal statutory rate....................................... (34.0)% 34.0%
   State taxes net of Federal effect............................  (6.0)   6.0
   Utilization of net operating loss carryforwards, net of
    valuation allowance.........................................   --    (6.3)
   Other........................................................   --     1.0
                                                                 -----   ----
   Effective tax rate........................................... (40.0)% 34.7%
                                                                 =====   ====

   Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities as of December 31 are as follows:

                                                                1999    1998
                                                                -----  -------
   Allowance for doubtful accounts............................. $ 533  $   214
   State Net Operating Losses..................................   450      --
   Other operating reserves....................................   161       57
   Tax over book depreciation..................................  (612)    (180)
   Cash to accrual liability...................................  (586)  (1,171)
   Tax over book goodwill amortization.........................  (362)     --
   Restructuring and other severance reserves..................   616      --
                                                                -----  -------
     Total..................................................... $ 200  $(1,080)
                                                                =====  =======

   As of December 31, 1999, the net deferred tax asset of $200 is reflected in the balance sheet as an other asset. The realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

9. Major Customers:

   Revenue from two customers accounted for approximately $59,000 (39%) and $16,600 (11%) of total revenue for the year ending December 31, 1999.

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

   Major customers accounted for approximately $21,501 or 75%, and $25,358, or 56%, of accounts receivable at December 31, 1999 and 1998, respectively.

10. Purchase of Treasury Stock:

   In September 1997, the Company paid a former officer of the Company approximately $5,600 to repurchase 466,666 shares of common stock and to amend the employment agreement of such former officer. At December 31, 1997, the shares are held in treasury at a cost of approximately $5,500.

   During 1999, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock through December 2000, in open market or negotiated transactions. As of December 31, 1999, 427,500 shares have been repurchased at a cost of $2,636.

   Additionally, during 1999, the Company repurchased 8,333 shares of common stock from two former employees at a cost of $3.

11. Preferred Stock Purchase Agreement and Stock Redemption:

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

12. Stock Option and Grant Plan and Employee Stock Purchase Plan:

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

                                 Number of    Exercise Price  Weighted Average
                                   Shares       Per Share      Exercise Price
                                 ----------  ---------------- ----------------
   Outstanding at December 31,
    1996........................        --                --          --
     Granted....................    733,059  $ 0.43 -- $22.00      $11.27
     Canceled...................     (1,500)            21.25       21.25
     Exercised..................        --                --          --
                                 ----------  ----------------      ------
   Outstanding at December 31,
    1997........................    731,559    0.43 --  22.00       11.26
     Granted....................  1,155,525   26.50 --  38.50       30.58
     Canceled...................    (26,666)   0.43 --  26.50       10.21
     Exercised..................    (40,916)             9.45        9.45
                                 ----------  ----------------      ------
   Outstanding at December 31,
    1998........................  1,819,502    9.45 --  38.50       24.42
     Granted....................  1,638,200    6.31 --  13.00        9.14
     Canceled................... (1,031,460)   6.31 --  38.50       21.89
     Exercised..................    (12,499)             9.45        9.45
                                 ----------  ----------------      ------
   Outstanding at December 31,
    1999........................  2,413,743  $ 6.31 -- $35.75      $15.21
                                 ==========  ================      ======
   Shares exercisable at
    December 31, 1999...........    535,876  $ 8.31 -- $35.75      $18.54
                                 ==========  ================      ======

   The following table summarizes information about options outstanding at December 31, 1999:

                                                                Options Exercisable at
                   Options Outstanding at December 31, 1999       December 31, 1999
                  ------------------------------------------- --------------------------
                                             Weighted Average
                   Number   Weighted Average Contractual Life  Number   Weighted Average
     Range        of Shares  Exercise Price      (Years)      of Shares  Exercise Price
----------------  --------- ---------------- ---------------- --------- ----------------
$ 6.31 -- $ 8.00    875,000      $ 6.97            9.68            --        $  --
$ 8.01 -- $12.00    476,831       10.73            8.69        292,498        11.31
$12.01 -- $28.00    493,100       15.83            8.19         89,725        20.09
$28.01 -- $35.75    568,812       31.39            8.39        153,653        31.39
                  ---------      ------                        -------       ------
                  2,413,743      $15.21                        535,876       $18.54
                  =========      ======                        =======       ======

   Of the total options outstanding under the 1996 and 1998 Plans, 535,876, 345,065 and 13,000 were exercisable at December 31, 1999, 1998 and 1997, respectively. Stock options available for grant were 1,032,842, 1,639,582, and 2,269,941 at December 31, 1999, 1998 and 1997, respectively.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to the Company's stock option grants, which requires recognition of compensation costs ratably over the vesting period of the underlying equity instruments, net income (loss) would have been as follows:

                                                          1999     1998   1997
                                                         -------  ------ ------
   Pro forma net income (loss).......................... $(5,298) $5,890 $6,080
   Pro forma net income (loss) per common share:
     Basic.............................................. $ (0.42) $ 0.49 $ 1.07
     Diluted............................................ $ (0.42) $ 0.48 $ 0.71

   The fair value of options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: weighted-average risk-free interest rates of 6.8%, 4.7% and 6.5% for 1999, 1998 and 1997, respectively, no dividends, volatility factors of the expected market price of the Company's common stock of 100%, 65.9% and 38.0% for 1999, 1998 and 1997, respectively, a weighted-average expected life of the options of 6.0 years for 1999, 1998 and 1997 and a weighted-average grant date fair value of options granted during fiscal years of $7.51, $19.53 and $4.38 for 1999, 1998 and 1997, respectively.

13. Savings and Investment Plan:

   During 1998, the Company adopted the Boron LePore & Associates Savings Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed six months of service with the Company.

   The 401(k) Plan is employee funded up to an elective annual deferral. In addition, the Company matches 50% of the participant's contribution up to a maximum employer contribution of 2.0% of the employee's total compensation. For the years ended December 31, 1999, 1998 and 1997, the Company's matching contributions to the 401(k) Plan were approximately $227, $99 and $0, respectively.

14. Quarterly Results of Operations (Unaudited)

   Summarized unaudited quarterly operating results for 1999 and 1998 are as follows:

                                                 Fiscal Quarters Ended
                                         --------------------------------------
                                         March 31, June 30,  Sept. 30, Dec. 31,
                                          1999(1)  1999(2)     1999    1999(3)
                                         --------- --------  --------- --------
   Revenues............................   $33,849  $38,568    $33,394  $43,637
   Gross profit........................     8,866   10,303      9,644   10,957
   Net income (loss)...................    (1,127)    (685)       401      828

   Net income (loss) per common share--
    basic..............................   $ (0.09) $ (0.05)   $  0.03  $  0.07
   Net income (loss) per common share--
    diluted............................   $ (0.09) $ (0.05)   $  0.03  $  0.07

--------
(1) The results for the fiscal quarter ended March 31, 1999 include a pre-tax goodwill impairment charge of $754.
(2) The results for the fiscal quarter ended June 30, 1999 include a pre-tax provision for restructuring of $1,700.
(3) The results for the fiscal quarter ended December 31, 1999 include a pre-tax provision for restructuring and other severance of $1,220.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


                                    Fiscal Quarters Ended
                            -------------------------------------
                            March 31, June 30, Sept. 30, Dec. 31,
                              1998      1998     1998      1998
                            --------- -------- --------- --------
   Revenues................  $32,154  $47,740   $41,937  $42,839
   Gross profit............    8,397   13,082    14,070   13,409
   Net income..............    1,875    2,372     3,101    3,099

   Net income per common
    share--basic...........  $  0.17  $  0.20   $  0.25  $  0.24
   Net income per common
    share--diluted.........  $  0.17  $  0.20   $  0.24  $  0.24

15. Segment Information:

   The Company's management considers its business to be a single business entity--the providing of outsourced marketing, educational and sales services to the pharmaceutical industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.

                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      -------- -------- -------
   Revenues:
   Marketing and educational services................ $ 68,081 $106,106 $69,740
   Contract sales services...........................   23,173   23,019   2,167
   Field sales force logistics services..............   58,194   35,545   1,000
                                                      -------- -------- -------
     Total revenues.................................. $149,448 $164,670 $72,907
                                                      ======== ======== =======

16. Acquisitions:

   In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois company. The purchase price was $800 in cash. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was approximately $800. As described in note 19, in connection with respect to the measurement of goodwill impairment as discussed in note 2, the Company determined that the remaining unamortized purchase price of $754 was impaired. As a result, the Company wrote down the goodwill to zero during 1999.

   In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company paid $700 during 1999 based on the attainment of performance goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $9,200 and is being amortized over twenty years.

   In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation. The purchase price was $10,000 in cash and 160,103 shares of the Company's common stock. The Company paid an additional $9,500 during 1999 based upon the attainment of certain operating income goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $26,000 and is being amortized over twenty years.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc., a New Jersey corporation. The purchase price was $1,600 in cash and 13,630 shares of the Company's common stock. During 1999, the Company paid $1,233 in cash and 43,406 shares of the Company's common stock based on the attainment of certain revenue goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $4,000 and is being amortized over twenty years.

   The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of the respective periods:

                                                                  Year Ended
                                                               December 31, 1998
                                                               -----------------
   Net revenues...............................................     $169,263
   Net income.................................................     $ 10,048
                                                                   ========
   Pro forma diluted earnings per share.......................     $   0.84
                                                                   ========

   The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions taken place at the beginning of the respective periods.

17. Goodwill Impairment Charge:

   The Company determined that the goodwill related to the acquisition of Decision Point, Inc. was impaired. The Company based its determination on the inability of the long-lived asset to generate future cash flows sufficient to recover the carrying amount. As a result, the Company recorded a write-down during 1999 in the amount of $754 to bring the book value of this asset to zero.

18. Provision for Restructuring and Other Severance:

   During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. During 1999, the actual cash payments related to the 1999 restructurings amounted to approximately $630 and were related primarily to employee termination costs. The balance of the restructuring and other severance reserve at December 31, 1999 was $2,287.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of The Registrant

   The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders to be held in May 2000 is incorporated herein by reference.

ITEM 11. Executive Compensation

   The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders to be held in May 2000 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders to be held in May 2000 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

   The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders to be held in May 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements.

   (a)(2) Schedules.

      Schedule II--Valuation and Qualifying Accounts

   All other schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

   (a)(3) Exhibits. Exhibits 10.4 through 10.35 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

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

  2.7    Asset Purchase Agreement by and among the Company, MES Acquisition
         Corp., Medical Education Systems, Inc., Mary Parenti and James
         Jamieson.(6)

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

 10.4    1999 Employment Agreement for Patrick G. LePore.(7)

 10.5    Employment Agreement for Gregory F. Boron.(2)

 10.7    Employment Agreement for Timothy J. McIntyre.(7)


 10.8  Non-Competition Agreement for Patrick G. LePore.(5)

 10.9  Non-Competition Agreement for Gregory F. Boron.(2)

 10.11 Employment Agreement for Martin J. Veilleux.(7)

 10.12 Boron, LePore & Associates, Inc. Amended and Restated 1996 Stock Option and Grant Plan.(3)

 10.13 Boron, LePore & Associates, Inc. 1998 Employee Stock Option and Grant
       Plan.(6)

 10.14 Form of Indemnification Agreement between the Registrant and directors.(2)

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

 10.25 Employment Agreement for Brian J. Smith.(6)

 10.27 Lease Agreement by and between Maurice M. Weill, Trustee, as Landlord and BLP Group Companies, as Tenant.(5)

 10.28 Incentive Stock Option Agreement for Timothy J. McIntyre.(5)

 10.29 Incentive Stock Option Agreement for Patrick G. LePore.(5)

 10.30 Indemnification Agreement for Patrick G. LePore(7)

 10.31 Employment Agreement for Steven M. Freeman

 10.32 Incentive Stock Option Agreement for Steven M. Freeman

 10.33 Separation Agreement for Martin J. Veilleux

 10.34 Separation Agreement for Timothy J. McIntyre

 10.35 Separation Agreement for Brian J. Smith

 10.36 Employment Agreement for Claudia Estrin

 16.1  Letter re: Change in Certifying Accountant.(1)

 21.1  Subsidiaries of the Registrant.(5)

 23.2  Consent of Arthur Andersen LLP.

 27.1  Financial Data Schedule.

--------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on July 1, 1997.
(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 15, 1997.
(3) Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 29, 1997.
(4) Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on September 18, 1997.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form 10-K (SEC File No. 000-23093) for the year ended December 31, 1997, filed with the Commission on March 31, 1998.
(6) Previously filed as an exhibit to the Company's current report on Form 10-K filed on March 26, 1999.
(7) Previously filed as an exhibit to the Company's current report on Form 8-K filed on July 13, 1999.

   A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED UPON PAYMENT OF A REASONABLE FEE FOR COPYING BY WRITTEN REQUEST TO ATTENTION: ALLISON WEY, BORON, LEPORE & ASSOCIATES, INC., 17-17 ROUTE 208 NORTH, FAIR LAWN, NEW JERSEY 07410.

   (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fair Lawn, New Jersey, on March 30, 2000.

                                          Boron, Lepore & Associates, Inc.

                                                 /s/ Patrick G. LePore
                                          By: _________________________________
                                                     Patrick G. LePore
                                             Chairman, Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/  Patrick G. LePore           Chairman of the Board,       March 30, 2000
______________________________________  Chief Executive Officer,
          Patrick G. LePore             Director (Principal
                                        Executive Officer)

      /s/  Steven M. Freeman           Chief Operating Officer,     March 30, 2000
______________________________________  President and Director
          Steven M. Freeman             (Principal Executive
                                        Officer)

      /s/ Martin J. Veilluex           Chief Financial Officer,     March 30, 2000
______________________________________  Secretary and Treasurer,
          Martin J. Veilluex            (Principal Financial and
                                        Accounting Officer)

     /s/ Roger Boissonneault           Director                     March 30, 2000
______________________________________
         Roger Boissonneault

     /s/ Jacqueline C. Morby           Director                     March 30, 2000
______________________________________
         Jacqueline C. Morby

        /s/ Melvin Sharoky             Director                     March 30, 2000
______________________________________
            Melvin Sharoky

       /s/ Joseph E. Smith             Director                     March 30, 2000
______________________________________
           Joseph E. Smith

      /s/ John T. Spitznagel           Director                     March 30, 2000
______________________________________
          John T. Spitznagel

      /s/ John A. Staley, IV           Director                     March 30, 2000
______________________________________
          John A. Staley, IV

                                                                     Schedule II

                        BORON, LEPORE & ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charged to
                         Beginning  Costs and  Charged               Balance at
                          of Year    Expenses  To Sales Deductions   End of Year
                         ---------- ---------- -------- ----------   -----------
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............  $300,000   $100,000  $      0  $      0    $  400,000
Year ended December 31,
 1998:
  Allowance for doubtful
   accounts.............  $400,000   $135,000  $      0  $      0    $  535,000
Year ended December 31,
 1999:
  Allowance for doubtful
   accounts and Credit
   memo reserve.........  $535,000   $949,000  $300,000  $452,000(a) $1,332,000

--------
(a) Charges to the reserve account for uncollectible amounts written off and credits issued during the year.