Form 10-Q
period 2000-03-31
BORON LEPORE & ASSOCIATES INC
filed 2000-05-12
CIK 1029281

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2000
                 ---------------------------------------------

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


                        YES     X           NO
                            ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    CLASS                       OUTSTANDING AT MAY 9, 2000
                    -----                       --------------------------
    Common stock, par value $.01 share                  12,277,134

================================================================================

                       BORON, LEPORE & ASSOCIATES, INC.

                                     INDEX


                                                                           Page
                                                                           ----
PART I      FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets at March 31, 2000 (unaudited)
              and December 31, 1999........................................   3

            Consolidated Statements of Operations for the Three Months
              Ended March 31, 2000 and 1999 (unaudited)....................   4

            Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2000 and 1999 (unaudited)....................   5

            Notes to Consolidated Financial Statements.....................  6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 8-11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  11

PART II     OTHER INFORMATION

            Item 1:  Legal Proceedings.....................................  12

            Item 2:  Changes in Securities.................................  12

            Item 3:  Defaults in Senior Securities.........................  12

            Item 4:  Submission of Matters to a Vote of Security Holders...  12

            Item 5:  Other Information.....................................  12

            Item 6:  Exhibits and Reports on Form 8-K
                     (a)  Exhibits                                           13
                          27   Financial Data Schedules

                     (b)  Reports on Form 8-K                                13


            Signatures.....................................................  14

            Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


                                                         March 31,  December 31,
                                                           2000        1999
                                                         ---------  ------------
                                                         (Unaudited)
                           ASSETS

Current assets:
    Cash and cash equivalents...........................  $ 38,745     $ 44,631
    Accounts receivable, net............................    37,253       27,567
    Prepaid expenses and other current assets...........     2,013        1,387
                                                          --------     --------
          Total current assets..........................    78,011       73,585
Furniture, fixtures an  equipment, at cost, net of
  accumulated depreciation of $5,029 and $4,391 at
  March 31, 2000 and December 31, 1999, respectively....     6,887        7,397

Intangible assets,net...................................    35,979       36,476
Other assets............................................       728          686
                                                          --------     --------
          Total assets..................................  $121,605     $118,144
                                                          ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable....................................  $  4,233     $  3,568
    Accrued payroll.....................................     2,533        1,532
    Accrued expenses....................................     9,133        8,536
    Deferred revenue....................................    10,142        9,808
                                                          --------     --------
          Total current liabilities.....................    26,041       23,444
                                                          --------     --------

Commitments and contingencies                                   --           --

Stockholders' equity:
    Common stock, $.01 par value, 50,000 shares
      authorized; 16,938 issued and 12,277 outstanding
      at March 31, 2000; 16,938 issued and 12,302
      outstanding at December 31, 1999..................       169          169
    Treasury stock, at cost, 4,661 and 4,636 shares at
      March 31, 2000 and December 31, 1999,
      respectively......................................   (27,189)     (26,989)
    Additional paid-in capital..........................   118,789      118,789
    Retained earnings...................................     3,795        2,731
                                                          --------     --------
          Total stockholders' equity....................    95,564       94,700
                                                          --------     --------
          Total liabilities and stockholders' equity....  $121,605     $118,144
                                                          ========     ========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                  (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                    ----------------------
                                                    2000              1999
                                                    ----              ----
Revenues......................................... $37,114           $33,849

Cost of sales....................................  27,453            24,983
                                                  -------           -------

Gross profit.....................................   9,661             8,866
                                                  -------           -------

Selling, general and administrative expenses.....   8,581            10,373
Goodwill impairment charge.......................      --               754
                                                  -------           -------

   Total expenses................................   8,581            11,127
                                                  -------           -------

Operating income (loss)..........................   1,080            (2,261)


Interest income..................................     694               384
                                                  -------           -------
Income (loss) before provision (benefit) for
  income taxes...................................   1,774            (1,877)

Provision (benefit) for income taxes.............     710              (750)
                                                  -------           -------

Net income (loss)................................ $ 1,064           $(1,127)
                                                  =======           =======

Net income (loss) per common and common
  equivalent share:

    Basic........................................ $  0.09           $ (0.09)
                                                  =======           =======

    Diluted...................................... $  0.09           $ (0.09)
                                                  =======           =======

Weighted average number of common and common equivalent shares:

    Basic........................................  12,300            12,691
                                                  =======           =======

    Diluted......................................  12,475            12,691
                                                  =======           =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             2000          1999
                                                             ----          ----
Cash Flows From Operating Activities:
    Net income (loss)................................... $ 1,064       $(1,127)
    Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
      Depreciation and amortization.....................   1,086           922
      Provision for doubtful accounts and credit memo
        reserves........................................      25           100
      Goodwill impairment charge........................      --           754
      Deferred income taxes.............................    (100)         (300)
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable........  (9,712)        6,239
      Increase in prepaid expenses and other current
        assets..........................................    (626)       (1,107)
      Decrease in intangible assets.....................      --           370
      Decrease in other assets..........................      58             6
      Increase (decrease) in accounts payable and
        accrued expenses................................   2,312          (168)
      Increase in deferred revenue......................     335         1,870
                                                         -------       -------
        Net cash (used in) provided by operating
          activities....................................  (5,558)        7,559
                                                         -------       -------

Cash Flows From Investing Activities:
    Purchases of furniture, fixtures and equipment......    (128)       (1,007)
    Business acquisitions, contingent consideration.....      --        (5,700)
                                                         -------       -------
        Net cash used in investing activities...........    (128)       (6,707)
                                                         -------       -------
Cash Flows From Financing Activities:
    Purchase of treasury stock..........................    (200)           --
    Proceeds from exercise of stock options.............      --           118
                                                         -------       -------
        Net cash (used in) provided by financing
          activities....................................    (200)          118
                                                         -------       -------

        (Decrease) increase in cash and cash
          equivalents...................................  (5,886)          970

Cash and cash equivalents, beginning of period..........  44,631        36,924
                                                         -------       -------

Cash and cash equivalents, end of period................ $38,745       $37,894
                                                         =======       =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest............................................ $    --       $    --
    Taxes............................................... $   654       $   441

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1) DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides integrated marketing, educational and sales services to the healthcare industry.

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.


(2) EARNINGS (LOSS) PER SHARE:

The following table reconciles income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.


                                                            Three months ended
                                                                 March 31,
                                                         -----------------------
(In thousands, except per share data)                      2000           1999
                                                           ----           ----
Numerator:
    Net income (loss) - Diluted.......................   $ 1,064        $(1,127)
                                                         =======        =======

    Net income (loss) - Basic.........................   $ 1,064        $(1,127)
                                                         =======        =======
Denominator:
    Weighted average shares outstanding - Basic           12,300         12,691

    Incremental shares from assumed conversions of
      options.........................................       175             --
                                                         -------        -------
    Weighted average shares outstanding - Diluted         12,475         12,691
                                                         =======        =======

Earnings (loss) per share - Basic.....................   $  0.09        $ (0.09)
                                                         =======        =======

Earnings (loss) per share - Diluted...................   $  0.09        $ (0.09)
                                                         =======        =======

                       BORON, LEPORE & ASSOCIATES, INC.

                                  (Unaudited)



(3)  PROVISION FOR RESTRUCTURING AND OTHER SEVERANCE:

   During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. During the three months ended March 31, 2000, the actual cash payments and charges related to these restructurings amounted to approximately $492. The total balance of the combined restructuring reserves at March 31, 2000 was approximately $1,795.

(4) SEGMENT INFORMATION:

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

                                                                           For the
                                                                      Three Months Ended
                                                                           March 31,
                                                                    ---------------------
                                                                     2000           1999
                                                                     ----           ----
Revenues:
Marketing and educational services........................          $18,291       $17,402
Field sales force logistics services......................           15,944         9,343
Contract sales services and other.........................            2,879         7,104
                                                                    -------       -------
    Total revenues........................................          $37,114       $33,849
                                                                    =======       =======

                       BORON, LEPORE & ASSOCIATES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Boron, LePore & Associates, Inc. ("BLP" or the "Company") provides integrated marketing, educational and sales services to the healthcare industry which include promotional and other meetings, medical education, product marketing, contract sales and field sales force logistics; including a variety of internet-
based solutions.   Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. We are a leading provider of peer-to-peer meetings. Our service offerings also include promotional and educational content development, accredited medical education programs and symposia, web-cast programs, visiting faculty meetings, clinical advisory panels, field sales force logistic services, and to a lesser extent, contract sales.

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

  We believe that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Our portfolio of services includes symposia, medical education, product marketing and field sales force logistics services. The expansion of these services resulted primarily from the acquisition of two medical education providers during 1998 and a contract with a large pharmaceutical company to provide field sales force logistics services which was recently renewed through December 2001.

  During 1999, we restructured our operations to improve operational efficiencies and to better align costs and expenses with anticipated revenues. As part of these efforts we reduced our work force, closed certain office locations and initiated the wind-down of our teleservice business in Norfolk, Virginia. In April 2000, we entered into an agreement with a third party to lease a portion of our teleservice center and certain related assets. We are pursuing the disposition of the remaining assets formerly used in the teleservice center. We continue to use a portion of the Norfolk, Virginia facility for telerecruiting for our conferencing services and other administrative support.

  In November 1999, we renewed our field sales force logistics contract with a large pharmaceutical company for another two years through December 2001. The contract provides for a management fee component and a fee-for-service component. The management fee for 2001 is subject to negotiation. There can be no assurance that the management fee for such year will be negotiated on terms acceptable to us (which failure to so negotiate the management fee would result in the termination of the contract on December 31, 2000).

  During 1999, we considered strategic alternatives and retained the services of Bear, Stearns & Co., Inc, as our investment advisor. During the third quarter of 1999, we decided not to pursue a sale or recapitalization transaction at that time. We may reconsider such a transaction in the future.

  During March 2000, a customer notified us that it would be terminating its contract sales service contract on May 31, 2000. During 1999 and for the three month period ended March 31, 2000, such contract represented $15.4 million or 10.3% and $2.5 million or 6.7% of our revenues, respectively.

  Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our historical peer-to-peer meeting business, while other services, particularly educational conferencing and medical education content development, have higher gross margin percentages than our historical peer-to-peer meeting business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, become selective in pursuing noncore, low margin services, carefully manage operating expenses, improve our mix of revenue and increase our overall revenue. We believe our efforts in 1999, along with our strong balance sheet and cash position, have resulted in a stabilization of our business and will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.


RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in the Company's Statements of Operations for the periods indicated.

                                                           Three months ended
                                                                March 31,
                                                           -------------------
                                                           2000           1999
                                                           ----           ----
Revenues.................................................  100.0%        100.0%
Cost of sales............................................   74.0          73.8
                                                          ------       -------

Gross profit.............................................   26.0          26.2
                                                          ------       -------
Selling, general and administrative expenses.............   23.1          30.7
Goodwill impairment charge...............................     --           2.2
                                                          ------       -------
    Total expenses.......................................   23.1          32.9
                                                          ------       -------
Operating income (loss)..................................    2.9          (6.7)

Interest income..........................................    1.9           1.2
                                                          ------       -------

Income (loss) before provision (benefit) for income taxes    4.8          (5.5)

Provision (benefit) for income taxes.....................    1.9          (2.2)
                                                          ------       -------
Net income (loss)........................................    2.9%         (3.3)%
                                                          ======       =======

                THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 1999

  Revenues increased $3.3 million, or 10%, from $33.8 million in the three-month period ended March 31, 1999 to $37.1 million in the three-month period ended March 31, 2000. This growth primarily resulted from an increase of $6.6 million in field sales force logistics services revenue and an increase of $0.9 million in marketing and educational services revenue, offset by a $4.2 million decrease in contract sales services revenue.

  Cost of sales increased $2.5 million, or 10%, from $25.0 million in the three-month period ended March 31, 1999 to $27.5 million in the three-month period ended March 31, 2000. Cost of sales as a percentage of revenues increased from 73.8% in the prior year period to 74.0% in the current year period. The increase in cost of sales as a percentage of revenues was primarily due to the increased proportion of field sales force logistics services revenue which has a lower average gross profit than our historical business due to a higher proportion of production costs which are passed through to the customer with little or no markup.

  Selling, general and administrative expenses decreased $1.8 million, or 17%, from $10.4 million in the three-month period ended March 31, 1999 to $8.6 million in the three-month period ended March 31, 2000. This decrease was due to the cost of personnel reductions of approximately $0.9 million and a decrease in other operating costs of approximately $0.9 million. Selling, general and administrative expenses decreased as a percentage of revenues from 30.7% in the prior year period to 23.1% in the current year period. This decrease is primarily the result of the aforementioned improved operational efficiencies as a result of the 1999 restructuring plans.

  During the three-month period ended March 31, 1999, we determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, we incurred a charge to write-down the asset value to zero during the three-month period ended March 31, 1999. As a percentage of revenues, this charge represented 2.2% of revenues for the three-month period ended March 31, 1999.

  Operating income (loss) increased $3.4 million, or 148%, from a loss of $2.3 million in the three-month period ended March 31, 1999 to income of $1.1 million in the three-month period ended March 31, 2000. Operating income
(loss) as a percentage of revenues increased from a loss of 6.7% in the prior year period to income of 2.9% in the current year period. The increase in operating income as a percentage of revenues was primarily due to the aforementioned decrease in selling, general and administrative and noncash charge to write-down an impaired asset as a percentage of revenues.

  Interest income was $0.4 million in the three-month period ended March 31, 1999 compared to $0.7 million in the three-month period ended March 31, 2000. This increase in interest income was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

  The provision (benefit) for income taxes for the three-month periods ended March 31, 2000 and March 31, 1999 reflect estimated Federal and state income tax expense (benefit).

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2000, we had $52.0 million in net working capital, an increase of $1.9 million from December 31, 1999. Our primary sources of liquidity as of March 31, 2000 consisted of cash and cash equivalents and accounts receivable.

  Our accounts receivable turnover averaged 89, 57 and 93 days for the periods ended March 31, 2000, December 31, 1999 and December 31, 1998. The allowance for doubtful accounts and credit memo reserves was $1.4 million at March 31, 2000, $1.3 million at December 31, 1999 and $0.5 million at December 31, 1998. The increase from December 31, 1999 to March 31, 2000 was due to more prepayments of accounts receivable balances as of December 31, 1999.

  During the three months ended March 31, 2000, we used $5.6 million in operating activities as compared to $7.6 million generated from operating activities during the same period in 1999. This change resulted primarily from the increase in accounts receivable at March 31, 2000. We believe our ability to generate cash flow from operations is inversely related to our revenue growth. As such, during periods of revenue growth we will use cash, whereas during periods of slow growth or decline we believe we will be able to generate cash from operations.

  During the three months ended March 31, 2000, we used $0.1 million of cash in investing activities to purchase computer, telephone and office equipment.

  Financing activities during the three-month period ended March 31, 2000 used $0.2 million of cash in the repurchase of our common stock. During 1999, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock through December 31, 2000. We have repurchased 452,500 shares through March 31, 2000.

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


NEW ACCOUNTING PRONOUNCEMENTS:

None


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, including expectations regarding the possible cost savings associated with our restructuring plan in current and future periods, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 2000, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding implementation of the restructuring plan, continuation of trends in educational and marketing services, risks relating to the market for our services, our ability to secure new contracts for our contract sales organization, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of our Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.


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

  On or about May 25, 1999, a stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. On November 22, 1999 an amended class action complaint was filed on behalf of five stockholders of the Company containing substantially the same allegations. The suit seeks unspecified damages. On February 17, 2000, the Company filed a motion to dismiss all claims asserted against it and its officers and directors. The motion to dismiss remains pending before the court and the Company is not in a position to make any estimates regarding the probable outcome of the case. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit.

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



                      BORON, LEPORE & ASSOCIATES, INC.



Date: May 12, 2000    By: /s/ Patrick G. LePore
                          -----------------------------------------------------
                          Patrick G. LePore
                          Chief Executive Officer
                          and Chairman of the Board
                          (Principal Executive Officer)



Date: May 12, 2000    By: /s/ Anthony J. Cherichella
                          -----------------------------------------------------
                          Anthony J. Cherichella
                          Chief Financial Officer, Secretary and
                          Treasurer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


             Exhibit Number      Description
             --------------      -----------

                     27          Financial Data Schedule