Form 10-Q
period 2000-06-30
BORON LEPORE & ASSOCIATES INC
filed 2000-08-14
CIK 1029281

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2000
                 --------------------------------------------

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


                            YES    X           NO
                               -----             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                   OUTSTANDING AT AUGUST 8, 2000
                  -----                   -----------------------------
    Common stock, par value $.01 share               12,094,301

===============================================================================

                        BORON, LEPORE & ASSOCIATES, INC.

                                     INDEX


                                                                                                    Page
                                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999............   3

         Consolidated Statements of Operations for the Three Months Ended June 30, 2000
         and 1999 (unaudited) and the Six Months Ended June 30, 2000 and 1999 (unaudited)..........   4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
         and 1999 (unaudited)......................................................................   5

         Notes to Consolidated Financial Statements................................................  6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................  9-13


PART II  OTHER INFORMATION

Item 1:  Legal Proceedings.........................................................................  14

Item 2:  Changes in Securities.....................................................................  14

Item 3:  Defaults in Senior Securities.............................................................  14

Item 4:  Submission of Matters to a Vote of Security Holders.......................................  15

Item 5:  Other Information.........................................................................  15

Item 6:  Exhibits and Reports on Form 8-K..........................................................  15
         (a)   Exhibits
               27  Financial Data Schedules

         (b)   Reports on Form 8-K

Signatures.........................................................................................  16

Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                      June 30,             December 31,
                                                                        2000                  1999
                                                                    ------------         ----------------
                                                                     (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents........................................     $ 28,149               $ 44,631
  Accounts receivable, net.........................................       36,312                 27,567
  Prepaid expense and other current assets.........................        4,602                  1,387
                                                                        --------               --------
      Total current assets.........................................       69,063                 73,585
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of $5,658 and $4,391 at June 30, 2000 and
  December 31, 1999, respectively..................................        6,702                  7,397
Intangible assets, net.............................................       45,661                 36,476
Other assets.......................................................          568                    686
                                                                        --------               --------
      Total assets.................................................     $121,994               $118,144
                                                                        ========               ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................     $  4,900               $  3,568
  Accrued payroll..................................................        3,043                  1,532
  Accrued expenses.................................................       10,375                  8,536
  Deferred revenue.................................................        7,583                  9,808
                                                                        --------               --------
      Total current liabilities....................................       25,901                 23,444
                                                                        --------               --------
Other liabilities..................................................           23                      -
                                                                        --------               --------
Commitments and contingencies                                                 -                      -

Stockholders' equity:
  Common stock, $.01 par value, 50,000 shares authorized,
    17,110 issued and 12,169 outstanding at June 30, 2000; 16,938
    issued and 12,302 outstanding at December 31, 1999.............          171                    169
  Treasury stock at cost, 4,941 and 4,636 shares at June 30, 2000
    and December 31, 1999, respectively............................      (29,456)               (26,989)
  Additional paid-in capital.......................................      120,250                118,789
  Retained earnings................................................        5,105                  2,731
                                                                        --------               --------
      Total stockholders' equity...................................       96,070                 94,700
                                                                        --------               --------
      Total liabilities and stockholders' equity...................     $121,994               $118,144
                                                                        ========               ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                  (UNAUDITED)

                                                      Three months ended                             Six months ended
                                                           June 30,                                      June 30,
                                                -----------------------------                  ---------------------------
                                                  2000               1999                         2000              1999
                                                -----------       -----------                  ----------        ---------
Revenues.................................          $41,099            $38,568                    $78,213            $72,417

Cost of sales............................           29,724             28,265                     57,177             53,248
                                                   -------            -------                    -------            -------

     Gross profit........................           11,375             10,303                     21,036             19,169
                                                   -------            -------                    -------            -------

Selling, general and
  administrative  expenses..............             9,782             10,067                     18,363             20,440

Provision for restructuring.............                 -              1,700                          -              1,700

Goodwill impairment charge..............                 -                  -                          -                754
                                                   -------            -------                    -------            -------

      Total expenses....................             9,782             11,767                     18,363             22,894
                                                   -------            -------                    -------            -------

Operating income (loss).................             1,593             (1,464)                     2,673             (3,725)

Interest income, net....................               607                409                      1,301                793
                                                   -------            -------                    -------            -------

Income (loss) before provision (benefit)
  for income taxes......................             2,200             (1,055)                     3,974             (2,932)

Provision (benefit) for income taxes....               890               (370)                     1,600             (1,120)
                                                   -------            -------                    -------            -------
Net income (loss).......................           $ 1,310            $  (685)                   $ 2,374            $(1,812)
                                                   =======            =======                    =======            =======

Net income (loss) per common and common
  equivalent share:

  Basic................................              $0.11             $(0.05)                     $0.19             $(0.14)
                                                   =======            =======                    =======            =======
  Diluted..............................              $0.11             $(0.05)                     $0.19             $(0.14)
                                                   =======            =======                    =======            =======

Weighted average number of common and
  common equivalent shares:

  Basic................................             12,172             12,699                     12,236             12,699
                                                   =======            =======                    =======            =======

  Diluted..............................             12,291             12,699                     12,383             12,699
                                                   =======            =======                    =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                              --------------------------------------
                                                                                     2000                 1999
                                                                              -----------------      ---------------
Cash Flows From Operating Activities:
  Net income (loss).......................................................           $  2,374                $(1,812)
  Adjustments to reconcile net income (loss) to net cash
    (used  in) provided by operating activities:
     Depreciation and amortization.........................................             2,155                  1,938
     Provision for doubtful accounts and credit memo reserves..............               152                    570
     Provision for restructuring...........................................                --                  1,700
     Goodwill impairment charge............................................                --                    754
     Deferred income taxes.................................................              (100)                  (300)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable..........................            (3,998)                   922
       Increase in prepaid expenses and other assets.......................            (1,675)                (2,945)
       Decrease in other assets............................................                58                    119
       Increase in accounts payable and accrued expenses...................             1,948                  2,471
       Decrease in deferred revenue........................................            (5,785)                  (631)
       Increase in other liabilities.......................................                23                     --
                                                                                     --------                -------
         Net cash (used in) provided by operating activities...............            (4,848)                 2,786
                                                                                     --------                -------
Cash Flows From Investing Activities:
     Purchases of furniture, fixtures and  equipment.......................              (338)                (1,441)
     Business acquisitions, net of acquired cash...........................            (8,829)                    --
     Business acquisitions, contingent consideration.......................                --                 (6,100)
                                                                                     --------                -------
         Net cash used in investing activities.............................            (9,167)                (7,541)
                                                                                     --------                -------
Cash Flows From Financing Activities:
     Purchase of treasury stock............................................            (2,467)                    --
     Proceeds from the exercise of stock options...........................                --                    114
                                                                                     --------                -------
         Net cash (used in) provided by financing activities...............            (2,467)                   114
                                                                                     --------                -------
         Decrease in cash and cash equivalents.............................           (16,482)                (4,641)

Cash and cash equivalents, beginning of period.............................            44,631                 36,924
                                                                                     --------                -------

Cash and cash equivalents, end of period...................................          $ 28,149                $32,283
                                                                                     ========                =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest..............................................................          $     24                $    --
     Taxes.................................................................          $  1,466                $ 1,471

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

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.


(2)   EARNINGS (LOSS) PER SHARE:

The following table reconciles net income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.


                                                           Three months ended                          Six months ended
                                                                June 30,                                   June 30,
                                                   ----------------------------------        -----------------------------------
                                                       2000                 1999                  2000                 1999
                                                   -------------      ---------------        --------------     ----------------
Numerator:
  Net Income (Loss) - Diluted..................        $ 1,310            $  (685)                $ 2,374             $(1,812)
                                                       =======            =======                 =======             =======

  Net Income (Loss) - Basic....................        $ 1,310            $  (685)                $ 2,374             $(1,812)
                                                       =======            =======                 =======             =======

Denominator:
  Weighted average shares outstanding - Basic..         12,172             12,699                  12,236              12,699

  Incremental shares from assumed conversions
    of options.................................            119                 --                     147                  --
                                                       -------            -------                 -------             -------

  Weighted average shares outstanding - Diluted        12,291              12,699                  12,383              12,699
                                                       =======            =======                 =======             =======

Earnings (loss) per share - Basic..............        $  0.11            $ (0.05)                $  0.19             $ (0.14)
                                                       =======            =======                 =======             =======

Earnings (loss) per share - Diluted............        $  0.11            $ (0.05)                $  0.19             $ (0.14)
                                                       =======            =======                 =======             =======

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)


(3)  PROVISION FOR RESTRUCTURING AND OTHER SEVERANCE:

     During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. During the twelve months ended December 31, 1999 and the three months ended June 30, 2000 and March 31, 2000, the actual cash payments and charges related to these restructurings amounted to approximately $633, $492 and $407, respectively. The remaining balance of the combined restructuring reserves at June 30, 2000 was approximately $1,388.


(4)  ACQUISITIONS:

     On May 17, 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Consumer2Patient, Inc., a North Carolina corporation, Physician to Physician, LLC, a North Carolina limited liability corporation, and Alternative Media Solutions, LLC, a North Carolina limited liability corporation (collectively, "C2P"). The purchase price was $2,000 in cash. In addition, the Company may be required to pay up to an additional $2,000 in contingent cash payments based on the achievement of certain operating goals during the twelve-month period subsequent to the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $2,100. The resulting goodwill and non-compete agreements will be amortized over ten years and three years, respectively.

     On June 29, 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Armand Scott, Inc., a New Jersey corporation.
The purchase price was $7,500 in cash and 172,167 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount up to $10,800 in contingent cash and stock payments based on the achievement of certain operating income goals of the acquired business during the two year period subsequent to the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $8,200.

                       BORON, LEPORE & ASSOCIATES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)


(5)  SEGMENT INFORMATION:

  The Company's management considers its business to be a single business entity
- the providing of integrated marketing, educational and sales services to the healthcare industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.


                                                   For the Three Months                For the Six Months
                                                      Ended June 30,                     Ended June 30,
                                                    2000             1999             2000               1999
                                                   -------          -------          -------            -------
Revenues:
Marketing and educational services.........       $  22,098        $  18,974        $  40,389          $  36,376
Field sales force logistics services.......          17,712           13,961           33,656             23,304
Contract sales services and other..........           1,289            5,633            4,168             12,737
                                                  ---------        ---------        ---------          ---------
  Total revenues.........................         $  41,099        $  38,568        $  78,213          $  72,417
                                                  =========        =========        =========          =========

                       BORON, LEPORE & ASSOCIATES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Boron, LePore & Associates, Inc. provides integrated marketing, educational and sales services to the healthcare industry which include promotional and other meetings, medical education, product marketing, contract sales and field sales force logistics; including a variety of internet-based solutions. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis. We are a leading provider of peer-to-peer meetings. Our service offerings also include promotional and educational content development, accredited medical education programs and symposia, web-cast programs, visiting faculty meetings, clinical advisory panels, field sales force logistic services, and to a lesser extent, contract sales.

     Our objective is to enhance our position as a leading provider of peer-to-peer and other meetings, continue to expand our educational services, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy are to: (i) offer integrated solutions that include promotional, educational, marketing and logistical services, including a variety of internet-based solutions related to these services; (ii) increase business with existing customers; (iii) obtain new customers; (iv) target new audiences; and (v) pursue strategic acquisitions.

     We believe that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Our portfolio of services includes symposia, medical education, product marketing and field sales force logistics services. The expansion of these services resulted primarily from the acquisition of two medical education providers during 1998 and a contract with a large pharmaceutical company to provide field sales force logistics services which was renewed through December 2001.

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

     During the six months ended June 2000, a contract sales service contract was terminated. During 1999 and for the six month period ended June 30, 2000, such contract represented $15.4 million or 10.3% and $3.5 million or 4.5% of our revenues, respectively.

     Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our historical peer-to-peer meeting business, while other services, particularly educational conferencing and medical education content development, have higher gross margin percentages than our historical peer-to-peer meeting business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, become selective in pursuing noncore, low margin services, carefully manage operating expenses, improve our mix of revenue and increase our overall revenue. We believe our efforts in 1999 and our acquisitions in the first half of 2000, along with our strong balance sheet and cash position, have resulted in a stabilization of our business and will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items reflected in our Statements of Operations for the periods indicated.

                                                          Three months ended                       Six months ended
                                                               June 30,                                June 30,
                                                     --------------------------             ---------------------------
                                                       2000             1999                   2000             1999
                                                     --------        ----------             ----------       ----------
Revenues.......................................        100.0%            100.0 %                100.0%           100.0 %

Cost of sales..................................         72.3              73.3                   73.1             73.5
                                                       -----             -----                  -----            -----

Gross profit...................................         27.7              26.7                   26.9             26.5
                                                       -----             -----                  -----            -----

Selling, general and administrative expenses...         23.8              26.1                   23.5             28.2
Provision for restructuring....................           --               4.4                     --              2.3
Goodwill impairment charge.....................           --                --                     --              1.1
                                                       -----             -----                  -----            -----
      Total expenses............................        23.8              30.5                   23.5             31.6
                                                       -----             -----                  -----            -----
Operating income (loss)........................          3.9              (3.8)                   3.4             (5.1)

Interest income, net...........................          1.5               1.1                    1.7              1.1
                                                       -----             -----                  -----            -----

Income (loss) before provision (benefit)
   for income taxes............................          5.4              (2.7)                   5.1             (4.0)

Provision (benefit) for income taxes...........          2.2              (0.9)                   2.1             (1.5)
                                                       -----             -----                  -----            -----

Net income (loss)..............................          3.2%             (1.8)%                  3.0%            (2.5)%
                                                       =====             =====                  =====            =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Revenues increased $2.5 million, or 7%, from $38.6 million in the three-month period ended June 30, 1999 to $41.1 million in the three-month period ended June 30, 2000. This growth primarily resulted from a $3.8 million increase in field sales force logistics services revenue and an increase of $3.1 million in marketing and educational services revenue (with approximately $2.0 million of the increase a result of the acquisition of C2P), offset by a $4.4 million decrease in contract sales services revenue.

Cost of sales increased $1.4 million, or 5%, from $28.3 million in the three-month period ended June 30, 1999 to $29.7 million in the three-month period ended June 30, 2000. Cost of sales as a percentage of revenues decreased from 73.3% in the prior year period to 72.3% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of promotional and educational services revenue. This increase was partially offset by an increase in field sales force logistics services revenue, which has a lower average gross profit than our promotional and educational services, due to the higher proportion of production costs which are passed through to the customer with no markup.

Selling, general and administrative expenses decreased $0.3 million, or 3%, from $10.1 million in the three-month period ended June 30, 1999 to $9.8 million in the three-month period ended June 30, 2000. This decrease was primarily due to the reduction in other operating costs of approximately $0.7 million offset by an additional $0.4 million of additional expenses related to C2P that were not reflected in the 1999 amounts. Selling, general and administrative expenses decreased as a percentage of revenues from 26.1% in the prior year period to 23.8% in the current year period. This percentage decrease was primarily the result of the aforementioned improved operational efficiencies as a result of the 1999 restructuring plans.

During the three-month period ended June 30, 1999, we initiated a restructuring plan, which involved a reduction of approximately 10% of our employees and the consolidation of our facilities. As a result, we incurred a restructuring charge of $1.7 million during the three-month period ended June 30, 1999. As a percentage of revenues, this charge represented 4.4% of revenues for the three-month period ended June 30, 1999.

Operating income (loss) increased $3.1 million, or 209%, from a loss of $1.5 million in the three-month period ended June 30, 1999 to income of $1.6 million in the three-month period ended June 30, 2000. Operating income (loss) as a percentage of revenues increased from a loss of 3.8% in the prior year period to income of 3.9% in the current year period. The increase in operating income
(loss) as a percentage of revenues was due to the aforementioned decreases in cost of sales, selling, general and administrative expenses and restructuring charge as a percentage of revenues.

Interest income was $0.4 million in the three-month period ended June 30, 1999 compared to $0.6 million in the three-month period ended June 30, 2000. This increase in interest income was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

The provision (benefit) for income taxes for the three-month periods ended June 30, 2000 and June 30, 1999 reflect estimated Federal and state income tax expense (benefit) at our estimated effective tax rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenues increased $5.8 million, or 8%, from $72.4 million in the six-month period ended June 30, 1999 to $78.2 million in the six-month period ended June 30, 2000. This growth primarily resulted from an increase of $10.4 million in field force logistics services revenue and an increase of $4.0 million in marketing and educational services revenue (with approximately $2.0 million of the increase a result of the acquisition of C2P), offset by a $8.6 million decrease in contract sales services revenue.

Cost of sales increased $3.9 million, or 7%, from $53.2 million in the six-month period ended June 30, 1999 to $57.2 million in the six-month period ended June 30, 2000. Cost of sales as a percentage of revenues decreased from 73.5% in the prior year period to 73.1% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of promotional and educational services revenue. This increase was partially offset by an increase in field sales force logistics services revenue, which has a lower average gross profit than our promotional and educational services, due to the higher proportion of production costs which are passed through to the customer with no markup.

Selling, general and administrative expenses decreased $2.1 million, or 10%, from $20.4 million in the six-month period ended June 30, 1999 to $18.4 million in the six-month period ended June 30, 2000. This decrease was due to the cost of personnel reductions of approximately $0.9 million, a decrease in bad debts of approximately $0.4 million and a decrease in other operating costs of approximately $0.8 million, partially offset by approximately $0.4 million of operating expenses for C2P reflected in the June 30, 2000 amounts. Selling, general and administrative expenses decreased as a percentage of revenues from 28.2% in the prior year period to 23.5% in the current year period. This decrease is primarily the result of the aforementioned improved operational efficiencies as a result of the 1999 restructuring plans.

During the six-month period ended June 30, 1999, we determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, we incurred a charge to write-down the asset value to zero during the six-month period ended June 30, 1999. As a percentage of revenues, this charge represented 1.1% of the revenues for the six-month period ended June 30, 1999.

During the six-month period ended June 30, 1999, we initiated a restructuring plan, which involved the reduction of approximately 10% of our employees and the consolidation of our facilities. As a result, we incurred a restructuring charge of $1.7 million during the six-month period ended June 30, 1999. As a percentage of revenues, this charge represented 2.3% of revenues for the six-month period ended June 30,1999.

Operating income (loss) increased $6.4 million, or 172%, from a loss of $3.7 million in the six-month period ended June 30, 1999 to income of $2.7 million in the six-month period ended June 30, 2000. Operating income (loss) as a percentage of revenues increased from a loss of 5.1% in the prior year period to income of 3.4% in the current year period. The increase in operating income
(loss) as a percentage of revenues was due to the aforementioned decreases in cost of sales, selling, general and administrative expenses, restructuring charge and goodwill impairment charge as a percentage of revenues.

Interest income was $0.8 million in the six-month period ended June 30, 1999 compared to $1.3 million in the six-month period ended June 30, 2000. This increase was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

The provision (benefit) for income taxes for the six-month periods ended June 30, 2000 and June 30, 1999 reflect estimated Federal and state income tax expense (benefit) at our estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had $43.2 million in net working capital, a decrease of $7.0 million from December 31, 1999. Our primary sources of liquidity as of June 30, 2000 consisted of cash and cash equivalents and accounts receivable.

     Our accounts receivable turnover averaged 74, 57 and 93 days for the periods ended June 30, 2000, December 31, 1999 and December 31, 1998. The allowance for doubtful accounts was $1.5 million at June 30, 2000, $1.3 million at December 31, 1999 and $0.5 million at December 31, 1998. The increase from December 31, 1999 to June 30, 2000 was due to more prepayments of accounts receivable balances as of December 31, 1999.

     During the six months ended June 30, 2000, we used $4.9 million in operating activities as compared to $2.8 million generated from operating activities during the same period in 1999. This change resulted primarily from the increase in accounts receivable and a decrease in deferred revenue at June 30, 2000. We believe our ability to generate cash flow from operations is inversely related to our revenue growth. As such, during periods of revenue growth we will use cash, whereas during periods of slow growth or decline we believe we will be able to generate cash from operations.

     During the six months ended June 30, 2000, we used $9.2 million of cash in investing activities which was comprised of $8.8 million of cash related to business acquisitions and $0.4 million used to purchase computer, telephone and office equipment.

     Financing activities during the six-month period ended June 30, 2000 used $2.5 million of cash in the repurchase of our common stock. During the six-month period ended June 30, 2000, the Board of

Directors authorized us to repurchase an additional 500,000 shares of our common stock under the stock repurchase program announced in 1999. This authorizes us to repurchase up to 1,500,000 of our common stock through December 31, 2000. We have repurchased 732,500 shares through June 30, 2000 under the repurchase program.


NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
(SAB) No. 101 "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB will not have a material impact on its financial position or its results of operations.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, including expectations regarding the possible cost savings associated with our restructuring plan in current and future periods, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 2000, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding implementation of the restructuring plan, continuation of trends in educational and marketing services, risks relating to the market for our services, our ability to secure new contracts for our contract sales organization, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading ''Risk Factors'' on page 6 of our Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     Thomas S. Boron, a former stockholder and officer of the Company, filed a complaint on March 27, 1998 in the United States District Court for the District of New Jersey against the Company, Patrick G. LePore, senior officer and director of the Company, and Gregory F. Boron, Michael W. Foti and Christopher
J. Sweeney, former officers of the Company, alleging, among other matters, securities and common law fraud and breach of contract in connection with the settlement of contractual arrangements with Thomas S. Boron in December 1996.
On June 8, 2000, all of the parties to this action entered into a settlement agreement pursuant to which Thomas Boron dismissed, with prejudice all of his claims against the Company and the current and former officers and directors of the Company. In addition, the Company and the current and former officers and directors dismissed, with prejudice, their claims against Thomas S. Boron. No payments were made by any parties under the settlement agreement.

     On or about May 25, 1999, a stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. On November 22, 1999 an amended class action complaint was filed on behalf of five stockholders of the Company containing substantially the same allegations. The suit seeks unspecified damages. On February 17, 2000, the Company filed a motion to dismiss all claims asserted against it and its officers and directors. The motion to dismiss remains pending before the court and the Company is not in a position to make any estimates regarding the probable outcome of the case. The Company intends to vigorously defend the lawsuit.

     In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 2.   CHANGES IN SECURITIES

(c ) In June 2000, pursuant to an Asset Purchase Agreement with Armand Scott,
     Inc. ("AS"), the Company issued 172,167 shares of its Common Stock to AS along with $7.5 million in exchange for substantially all of the assets of AS, in reliance upon the exemption from registration under Section 4 (2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2000 Annual Meeting of Stockholders on May 22, 2000. At the meeting, the following directors were elected to serve until the 2003 Annual Meeting.

                              Vote For             Vote Withheld
                              --------             -------------

Patrick G. LePore             10,819,279               31,309
Roger Boissonneault           10,819,379               31,209


ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K filed June 1, 2000 and amended July 31, 2000, relating to the acquisition of C2P.

          Form 8-K filed July 13, 2000, relating to the acquisition of Armand Scott, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BORON, LEPORE & ASSOCIATES, INC.



Date: August 14, 2000       By: /s/ Patrick G. LePore
                                --------------------------
                                Patrick G. LePore
                                Chief Executive Officer
                                and Chairman of the Board
                                (Principal Executive Officer)



Date: August 14,  2000      By: /s/ Anthony J. Cherichella
                                ---------------------------
                                Anthony J. Cherichella
                                Chief Financial Officer, Secretary and
                                Treasurer (Principal Financial and
                                Accounting Officer)

                                 EXHIBIT INDEX


             Exhibit Number      Description
             --------------      -----------

                   27            Financial Data Schedule