Form 10-Q
period 2000-09-30
BORON LEPORE & ASSOCIATES INC
filed 2000-11-14
CIK 1029281

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2000
               -------------------------------------------------

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

                                       YES  X     NO __
                                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           OUTSTANDING AT NOVEMBER 7, 2000
                -----                           -------------------------------
  Common stock, par value $.01 share                      11,594,551




================================================================================

                        BORON, LEPORE & ASSOCIATES, INC.

                                      INDEX

                                                                                                                          Page
                                                                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31,  1999.........................      3

          Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and
          1999 (unaudited) and the Nine Months Ended September 30, 2000 and 1999 (unaudited)...........................      4

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and
          1999 (unaudited).............................................................................................      5

          Notes to Consolidated Financial Statements...................................................................    6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................................................   9-14


PART II   OTHER INFORMATION

          Item 1:     Legal Proceedings................................................................................     15

          Item 2:     Changes in Securities............................................................................     15

          Item 3:     Defaults in Senior Securities....................................................................     15

          Item 4:     Submission of Matters to a Vote of Security Holders..............................................     15

          Item 5:     Other Information................................................................................     15

          Item 6:     Exhibits and Reports on Form 8-K                                                                      16
                                  (a)   Exhibits
                                          27   Financial Data Schedules

                                   (b)   Reports on Form 8-K

          Signatures...................................................................................................     17

          Exhibit Index

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                         September 30,      December 31,
                                                                                             2000               1999
                                                                                      -------------------  ----------------
                                                                                           (Unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents........................................................     $ 30,376           $ 44,631
     Accounts receivable, net.........................................................       35,177             27,567
     Prepaid expense and other current assets.........................................        5,744              1,387
                                                                                           --------           --------
          Total current assets........................................................       71,297             73,585
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
   $6,290 and $4,391 at September 30, 2000 and December 31, 1999, respectively.               6,531              7,397
Intangible assets, net................................................................       44,267             36,476
Other assets..........................................................................          312                686
                                                                                           --------           --------
          Total assets................................................................     $122,407           $118,144
                                                                                           ========           ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................................................     $  3,966           $  3,568
     Accrued payroll..................................................................        4,065              1,532
     Accrued expenses.................................................................       10,739              8,536
     Deferred revenue.................................................................       11,581              9,808
                                                                                           --------           --------
          Total current liabilities...................................................       30,351             23,444
                                                                                           --------           --------

Other liabilities.....................................................................           23                 --
                                                                                           --------           --------

Commitments and contingencies                                                                   --                  --

Stockholders' equity:
     Common stock, $.01 par value, 50,000 shares authorized, 17,125 issued and
        11,586 outstanding at September 30, 2000; 16,938 issued and 12,302
        outstanding at December 31, 1999..............................................          171                169
     Treasury stock at cost, 5,539 and 4,636 shares at September 30, 2000 and
       December 31, 1999, respectively................................................      (34,858)           (26,989)
     Additional paid-in capital.......................................................      120,351            118,789
     Retained earnings...............................................................         6,369              2,731
                                                                                           --------           --------
          Total stockholders' equity..................................................       92,033             94,700
                                                                                           --------           --------
          Total liabilities and stockholders' equity..................................     $122,407           $118,144
                                                                                           ========           ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (Unaudited)


                                                                    Three months ended                   Nine months ended
                                                                      September 30,                        September 30,
                                                           ---------------------------------      ---------------------------------
                                                               2000                1999                2000              1999
                                                           -------------       -------------      -------------     ---------------
Revenues..............................................        $   39,591          $ 33,394            $ 117,804           $105,811

Cost of sales.........................................            28,276            23,750               85,453             76,998
                                                             -----------         ---------            ---------           --------

     Gross profit.....................................            11,315             9,644               32,351             28,813
                                                             -----------         ---------            ---------           --------

Selling, general and administrative expenses..........             9,772             9,425               28,135             29,865
Provision for restructuring...........................                --                --                   --              1,700
Goodwill impairment charge............................                --                --                   --                754
                                                             -----------         ---------            ---------           --------

        Total expenses................................             9,772             9,425               28,135             32,319
                                                             -----------         ---------            ---------           --------

Operating income (loss)...............................             1,543               219                4,216             (3,506)

Interest income, net..................................               551               402                1,852              1,195
                                                             -----------         ---------            ---------           --------

Income (loss) before provision (benefit) for income
    taxes.............................................             2,094               621                6,068             (2,311)

Provision (benefit) for income taxes..................               830               220                2,430               (900)
                                                             -----------         ---------            ---------           --------
Net income (loss).....................................        $    1,264          $    401            $   3,638           $ (1,411)
                                                             ===========         =========            =========           ========


Net income (loss) per common and common equivalent share:

     Basic............................................        $     0.11          $   0.03            $    0.30          ($   0.11)
                                                              ==========        ==========            =========           ========
     Diluted..........................................        $     0.10          $   0.03            $    0.30          ($   0.11)
                                                              ==========        ==========            =========           ========

Weighted average number of common and common equivalent shares:

     Basic............................................            11,915            12,699               12,128              12,699
                                                              ==========        ==========            =========           =========
     Diluted..........................................            12,146            12,709               12,303              12,699
                                                              ==========        ==========            =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                                                      Nine Months Ended
                                                                                                          September 30,
                                                                                                ---------------------------------
                                                                                                     2000              1999
                                                                                                ----------------  ---------------
Cash Flows From Operating Activities:
Net income (loss)............................................................                    $    3,638         $  (1,411)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..............................................                      3,453             3,079
     Provision for doubtful accounts and credit memo reserves...................                        (25)              874
     Provision for restructuring................................................                         --             1,700
     Goodwill impairment charge.................................................                         --               754
     Deferred income taxes......................................................                        150              (300)
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable..............................                     (2,484)            7,452
        Increase in prepaid expenses and other assets...........................                     (2,657)           (2,329)
        Decrease in other assets................................................                         64               135
        Increase in accounts payable and accrued expenses.......................                      3,052             2,369
        (Decrease) increase in deferred revenue.................................                     (1,890)              728
        Increase in other liabilities...........................................                         23                --
                                                                                               ------------         ---------
               Net cash provided by operating activities........................                      3,324            13,051
                                                                                               ------------         ---------


Cash Flows From Investing Activities:
     Purchases of furniture, fixtures and equipment.............................                       (829)           (1,726)
     Business acquisitions, net of acquired cash................................                     (8,881)               --
     Business acquisitions, contingent consideration............................                         --           (10,600)
                                                                                               ------------         ---------
               Net cash used in investing activities............................                     (9,710)          (12,326)
                                                                                               ------------         ---------

Cash Flows From Financing Activities:
     Purchase of treasury stock.................................................                     (7,869)               --
     Proceeds from the exercise of stock options................................                         --               114
                                                                                               ------------         ---------
               Net cash (used in) provided by financing activities..............                     (7,869)              114
                                                                                               ------------         ---------

            (Decrease) increase in cash and cash equivalents....................                    (14,255)              839

Cash and cash equivalents, beginning of period..................................                     44,631            36,924
                                                                                               ------------         ---------

Cash and cash equivalents, end of period........................................                 $   30,376         $  37,763
                                                                                               ============         =========


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest........................................................................                 $       25         $      --

Taxes...........................................................................                 $    2,969         $   1,728

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

                       BORON, LEPORE & ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

                                  (Unaudited)


(1)   Description of the Business and Basis of Presentation:

Boron, LePore & Associates, Inc. (the "Company" or "BLP ") provides integrated marketing, educational and sales services to the healthcare industry.

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


                                                                       Three months ended                  Nine months ended
                                                                          September 30,                      September 30,
                                                                 ---------------------------------  ------------------------------
                                                                     2000               1999             2000              1999
                                                                 ---------------     -------------  ----------------    ----------
Numerator:
   Net Income (Loss) - Diluted.......................              $    1,264          $    401          $  3,638          $(1,411)
                                                                   ===========         ========          ========        =========

   Net Income (Loss) - Basic.........................              $    1,264          $    401          $  3,638          $(1,411)
                                                                   ===========         ========          ========        =========

Denominator:
   Weighted average shares outstanding - Basic                         11,915            12,699            12,128           12,699

   Incremental shares from assumed
    conversions of options...........................                     231                10               175               --
                                                                   ----------          ---------         --------        ---------

   Weighted average shares outstanding - Diluted                       12,146            12,709          $ 12,303           12,699
                                                                   ==========          ========          ========        =========

Earnings (loss) per share - Basic....................              $     0.11          $   0.03          $   0.30         $  (0.11)
                                                                   ==========          ========          ========        =========

Earnings (loss) per share - Diluted.................               $     0.10          $   0.03          $   0.30         $  (0.11)
                                                                   ==========          ========          ========    =============

                        BORON, LEPORE & ASSOCIATES, INC.

                 (in thousands, except share and per share data)

                                   (Unaudited)



(3)  Provision for Restructuring and Other Severance:

     During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. During the twelve months ended December 31, 1999 and the three months ended March 31, 2000, June 30, 2000 and September 30, 2000, the actual cash payments and charges related to these restructurings amounted to approximately $633, $492, $407 and $248, respectively. The remaining balance of the combined restructuring reserves at September 30, 2000 was approximately $1,140.

 (4) Acquisitions:

     On May 17, 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Consumer2Patient, Inc., a North Carolina corporation, Physician to Physician, LLC, a North Carolina limited liability corporation, and Alternative Media Solutions, LLC, a North Carolina limited liability corporation (collectively, "C2P"). The purchase price was $2,000 in cash. In addition, the Company may be required to pay up to an additional $2,000 in contingent cash payments based on the achievement of certain operating goals during the twelve-month period subsequent to the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $1,600. The resulting goodwill and non-compete agreements will be amortized over ten years and three years, respectively.

     On June 29, 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Armand Scott, Inc. ("Armand Scott"), a New Jersey corporation. The purchase price was $7,500 in cash and 172,167 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount up to $10,800 in contingent cash and stock payments based on the achievement of certain operating income goals of the acquired business during the two year period subsequent to the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $7,900. The resulting goodwill and non-compete agreements will be amortized over fifteen and three years, respectively.

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


                                                   For the Three Months             For the Nine Months
                                                    Ended September 30,             Ended September 30,
                                                    2000           1999           2000             1999
                                                    ----           ----           ----             ----
Revenues:
Marketing and educational services.........         $23,298        $16,034        $63,687      $  52,410
Field sales force logistics services.......          16,094         11,852         49,750         35,156
Contract sales services and other..........             199          5,508          4,367         18,245
                                                  ---------        -------      ---------      ---------
    Total revenues.........................         $39,591        $33,394       $117,804      $ 105,811
                                                  =========        =======       ========      =========

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


     Our objective is to enhance our position as a leading provider of peer- to-peer and other meetings, continue to expand our educational services, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy are to: (i) offer integrated solutions that include promotional, educational, marketing and logistical services, including a variety of internet-based solutions related to these services; (ii) increase business with existing customers; (iii) obtain new customers; (iv) target new audiences; and (v) pursue strategic acquisitions.

     We believe that the increase in business with existing customers and the addition of new customers reflect increased recognition of peer-to-peer meeting programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Our portfolio of services includes symposia, medical education, product marketing and field sales force logistics services. The expansion of these services resulted primarily from the acquisition of two medical education providers during 1998 and a contract with a large pharmaceutical company to provide field sales force logistics services through December 2001.

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

     In November 1999, we renewed our field sales force logistics contract with a large pharmaceutical company for another two years through December 2001. The contract provides for a management fee component and a fee-for-service component. The management fee for 2001 is currently in negotiation. There can be no assurance that the management fee for such year will be negotiated on terms acceptable to us (which failure to so negotiate the management fee would result in the termination of the contract on December 31, 2000).

     During 1999, we considered strategic alternatives and retained the services of Bear, Stearns & Co., Inc, as our investment advisor. During the third quarter of 1999, we decided not to pursue a sale or recapitalization transaction at that time. We may reconsider such a transaction in the future.

     During the nine months ended September 2000, a contract sales service contract was terminated. During 1999 and for the nine month period ended September 30, 2000, such contract represented $15.4 million or 10.3% and $3.5 million or 3.0% of our revenues, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items reflected in our Statements of Operations for the periods indicated.

                                                                       Three months ended                Nine months ended
                                                                          September 30,                    September 30,
                                                                   -----------------------------    -----------------------------
                                                                      2000            1999             2000            1999
                                                                   ------------    -------------    -------------   -------------
Revenues....................................................            100.0%          100.0%            100.0%          100.0%

Cost of sales.............................................               71.4            71.1              72.5            72.8
                                                                   ----------      ----------       -----------     -----------

Gross profit..............................................               28.6            28.9              27.5            27.2
                                                                   ----------      ----------       -----------     -----------


Selling, general and administrative expenses..............               24.7            28.2              23.9            28.2
Provision for restructuring...............................                 --              --                --             1.6
Goodwill impairment charge................................                 --              --                --             0.7
                                                                   ----------      ----------       -----------     -----------
        Total expenses....................................               24.7            28.2              23.9            30.5
                                                                   ----------      ----------       -----------     -----------

Operating income (loss)...................................                3.9             0.7               3.6            (3.3)

Interest income, net......................................                1.4             1.2               1.6             1.1
                                                                   ----------      ----------       -----------     -----------
Income (loss) before provision (benefit)
 for income taxes.........................................                5.3             1.9               5.2            (2.2)

Provision (benefit) for income taxes......................                2.1             0.7               2.1            (0.9)
                                                                   ----------      ----------       -----------     -----------

Net income (loss).........................................                3.2%            1.2%              3.1%           (1.3)%
                                                                   ==========      ==========       ===========     ===========

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Revenues increased $6.2 million, or 19%, from $33.4 million in the three-month period ended September 30, 1999 to $39.6 million in the three-month period ended September 30, 2000. This growth primarily resulted from a $4.2 million increase in field sales force logistics services revenue and an increase of $7.3 million in marketing and educational services revenue (with approximately $6.0 million of this increase a result of the acquisitions of Armand Scott and C2P), offset by a $5.3 million decrease in contract sales services and other revenues.

Cost of sales increased $4.5 million, or 19%, from $23.8 million in the three-month period ended September 30, 1999 to $28.3 million in the three-month period ended September 30, 2000. Cost of sales as a percentage of revenues increased from 71.1% in the prior year period to 71.4% in the current year period. This increase was primarily the result of an increase in field sales force logistics services revenue, which has a lower average gross profit than our promotional and educational services, due to the higher proportion of production costs which are passed through to the customer with no markup.

Selling, general and administrative expenses increased $0.4 million, or 4%, from $9.4 million in the three-month period ended September 30, 1999 to $9.8 million in the three-month period ended September 30, 2000. This increase was primarily due to the $1.4 million in additional expenses related to the acquisitions of Armand Scott and C2P offset by decreases in other operating expenses of $1.0 million. Selling, general and administrative expenses decreased as a percentage of revenues from 28.2% in the prior year period to 24.7% in the current year period. This percentage decrease was primarily the result of improved operational efficiencies as a result of the 1999 restructuring plans.

Operating income increased $1.3 million, or 605%, from $0.2 million in the three-month period ended September 30, 1999 to $1.5 million in the three-month period ended September 30, 2000. Operating income as a percentage of revenues increased from 0.7% in the prior year period to 3.9% in the current year period. The increase in operating income as a percentage of revenues was primarily due to the aforementioned decreases in selling, general and administrative expenses as a percentage of revenues.

Interest income was $0.4 million in the three-month period ended September 30, 1999 compared to $0.6 million in the three-month period ended September 30, 2000. This increase in interest income was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

The provision for income taxes for the three-month periods ended September 30, 2000 and September 30, 1999 reflect estimated Federal and state income tax expense at our estimated effective tax rate.

Net income was $0.4 million or $0.03 per diluted share for the three-month period ended September 30, 1999 compared to net income of $1.3 million or $0.10 per diluted share for the three-month period ended September 30, 2000, with approximately $0.01 per diluted share contribution in net income from the acquisitions of Armand Scott and C2P.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Revenues increased $12.0 million, or 11%, from $105.8 million in the nine-month period ended September 30, 1999 to $117.8 million in the nine-month period ended September 30, 2000. This growth primarily resulted from an increase of $14.6 million in field force logistics services revenue and an increase of $11.3 million in marketing and educational services revenue (with approximately $8.8 million of the increase a result of the acquisitions of Armand Scott and C2P), offset by a $13.9 million decrease in contract sales services and other revenues.

Cost of sales increased $8.5 million, or 11%, from $77.0 million in the nine-month period ended September 30, 1999 to $85.5 million in the nine-month period ended September 30, 2000. Cost of sales as a percentage of revenues decreased from 72.8% in the prior year period to 72.5% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of promotional and educational services revenue to total revenue. This increase was partially offset by an increase in field sales force logistics services revenue, which has a lower average gross profit than our promotional and educational services, due to the higher proportion of production costs which are passed through to the customer with no markup.

Selling, general and administrative expenses decreased $1.7 million, or 6%, from $29.9 million in the nine- month period ended September 30, 1999 to $28.2 million in the nine-month period ended September 30, 2000. This decrease when compared to the 1999 amounts was due to the cost of personnel reductions of approximately $0.2 million, a decrease in bad debts of approximately $0.9 million and a decrease in other operating costs of approximately $0.6 million, partially offset by approximately $1.8 million of operating expenses for Armand Scott and C2P reflected in the September 30, 2000 amounts. Selling, general and administrative expenses decreased as a percentage of revenues from 28.2% in the prior year period to 23.9% in the current year period. This decrease is primarily the result of the aforementioned improved operational efficiencies as a result of the 1999 restructuring plans.

During the nine-month period ended September 30, 1999, we determined that the remaining goodwill balance of $754,000 associated with the acquisition of Decision Point, Inc. in January 1998 was impaired. As a result, we incurred a charge to write-down the asset value to zero during the nine-month period ended September 30, 1999. As a percentage of revenues, this charge represented 0.7% of the revenues for the nine-month period ended September 30, 1999.

During the nine-month period ended September 30, 1999, we initiated a restructuring plan, which involved the reduction of approximately 10% of our employees and the consolidation of our facilities. As a result, we incurred a restructuring charge of $1.7 million during the nine-month period ended September 30, 1999. As a percentage of revenues, this charge represented 1.6% of revenues for the nine-month period ended September 30,1999.

Operating income (loss) increased $7.7 million, or 220%, from a loss of $3.5 million in the nine-month period ended September 30, 1999 to income of $4.2 million in the nine-month period ended September 30, 2000. Operating income
(loss) as a percentage of revenues increased from a loss of 3.3% in the prior year period to income of 3.6% in the current year period. The increase in operating income (loss) as a percentage of revenues was due to the aforementioned increases in revenue as well as the decreases in cost of sales, selling, general and administrative expenses, restructuring charge and goodwill impairment charge as a percentage of revenues.

Interest income was $1.2 million in the nine-month period ended September 30, 1999 compared to $1.9 million in the nine-month period ended September 30, 2000. This increase was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

The provision (benefit) for income taxes for the nine-month periods ended September 30, 2000 and September 30, 1999 reflect estimated Federal and state income tax expense (benefit) at our estimated effective tax rate.

Net loss was $1.4 million or $0.11 per diluted share for the nine-month period ended September 30, 1999 compared to net income of $3.6 million or $0.30 per diluted share for the nine-month period ended September 30, 2000, with approximately $0.01 per diluted share contribution in net income from the acquisitions of Armand Scott and C2P.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had $40.9 million in net working capital, a decrease of $9.2 million from December 31, 1999. Our primary sources of liquidity as of September 30, 2000 consisted of cash and cash equivalents and accounts receivable.

     Our accounts receivable turnover averaged 80, 57 and 93 days for the periods ended September 30, 2000, December 31, 1999 and December 31, 1998. The allowance for doubtful accounts and credit memo reserves was $1.9 million at September 30, 2000, $1.3 million at December 31, 1999 and $0.5 million at December 31, 1998. The increase in accounts receivable turnover from December 31, 1999 to September 30, 2000 was due to more prepayments of accounts receivable balances as of December 31, 1999.

     During the nine months ended September 30, 2000, we generated $3.3 million in cash from operating activities as compared to $13.1 million of cash generated from operating activities during the same period in 1999. This change resulted primarily from the increase in accounts receivable and a decrease in deferred revenue at September 30, 2000. We believe our ability to generate cash flow from operations is inversely related to our revenue growth. As such, during periods of revenue growth we will use cash, whereas during periods of slow growth or decline we believe we will be able to generate cash from operations.

     During the nine months ended September 30, 2000, we used $9.7 million of cash in investing activities which was comprised of $8.9 million of net cash related to business acquisitions and $0.8 million used to purchase computer, telephone and office equipment.

     Financing activities during the nine-month period ended September 30, 2000 used $7.9 million of cash in the repurchase of our common stock. During the nine-month period ended September 30, 2000, the Board of Directors authorized us to repurchase an additional 1,000,000 shares of our common stock under the stock repurchase program announced in 1999. This authorizes us to repurchase up to 2,000,000 of our common stock. We have repurchased 1,331,000 shares through September 30, 2000 under the repurchase program.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 approved SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," both of which amend SFAS No. 133. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137. The adoption of this pronouncement is expected to have no material impact on its financial position, results of operations or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, including expectations regarding the possible cost savings associated with our restructuring plan in current and future periods, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in future periods, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: uncertainties regarding implementation of the restructuring plan, continuation of trends in educational and marketing services, risks relating to the market for our services, our ability to secure new contracts for our contract sales organization, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of our Registration Statement on Form S-1 as amended, as filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On or about May 25, 1999, a stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey (the "Court"). The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. On November 22, 1999 an amended class action complaint was filed on behalf of five stockholders of the Company containing substantially the same allegations. The suit seeks unspecified damages. On September 18, 2000, the Court issued an order and opinion on the motions to dismiss filed by various defendants in this lawsuit. The Court granted the motions to dismiss with respect to claims asserted against Roger D. Kafner, Jacqueline C. Morby, TA Investors, Ltd. Partnership, TA Associates VII, L.P., TA Associates, Inc., TA Associates AAP III, Advent VII, L.P., Advent Atlantic and Pacific III, L.P., Bear Stearns and Co., Inc. and Smith Barney, Inc. The Court denied the motions to dismiss with respect to the claims asserted against Boron LePore & Associates, Inc., Patrick G. LePore, Gregory F. Boron, Timothy J. McIntyre and Martin Veilleux. The Company and the remaining defendants intend to continue their vigorous defense of this action.

     In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27  Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K filed September 27, 2000 related to the stockholder lawsuit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BORON, LEPORE & ASSOCIATES, INC.



Date: November 14,  2000              By: /s/ Patrick G. LePore
                                          -------------------------------
                                          Patrick G. LePore
                                          Chief Executive Officer
                                          and Chairman of the Board
                                          (Principal Executive Officer)



Date: November 14,  2000              By: /s/ Anthony J. Cherichella
                                         ----------------------------------
                                         Anthony J. Cherichella
                                         Chief Financial Officer, Secretary and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit Number          Description
         --------------          -----------

               27                Financial Data Schedule