Form 10-K
period 2000-12-31
BORON LEPORE & ASSOCIATES INC
filed 2001-03-30
CIK 1029281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the transition period from       to

                        Commission File Number: 0-23093

                        BORON, LEPORE & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               22-2365997
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

  1800 Valley Road, Wayne, New Jersey                    07470
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code (937) 709-3000

          Securities registered pursuant to Section 12(b) of the Act:

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2001, there were 11,393,382 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $11.875 per share as of March 15, 2001 on the NASDAQ National Market System) held by non-affiliates was approximately $117,717,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Registrant's Proxy Statement in connection with the Registrant's 2001 Annual Meeting of Stockholders scheduled to be held in May 2001 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGE 6 OF THIS FORM 10-K.

ITEM 1. Business

General

   Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides integrated marketing, educational and sales services to the healthcare industry, which include promotional and other meetings, medical education, contract sales and field sales force logistics; including a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals. Our service offerings also include promotional and educational content development, accredited medical education programs and symposia, web-cast programs, visiting faculty meetings, clinical advisory panels, field sales force logistic services and, to a lesser extent, sales contract services.

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

Industry and Company Overview

   Based on data from Scott-Levin, a healthcare marketing information company, pharmaceutical companies spent approximately $1.6 billion in 1999 on promotional and marketing meetings and events, including peer-to-peer meetings, symposia, third-party events and teleconferences. Pharmaceutical companies have relied for many years on third party providers of promotional, marketing and educational conferencing services. It has been reported in recent years that changes in the pharmaceutical industry have led to greater outsourcing of promotional and sales logistic functions. At the same time, pharmaceutical companies and providers of promotional, marketing and educational services to such companies have broadened their means of communicating with target audiences from traditional product detailing, peer-to-peer meetings and in-person conferences to also include teleconferences, satellite conferences, symposia and various other forms of internet based solutions.

   Our objective, is to enhance our position as a leading provider of medical communications programs, continue to expand our educational services, particularly content development and delivery, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy in order to continue to offer integrated solutions that include promotional, educational, and sales services, including a variety of internet-based solutions related to these services are to; (i) increase business with existing customers; (ii) obtain new customers; (iii) target new audiences; and (iv) pursue strategic acquisitions.

Services

   Our lines of business presently include: (i) marketing and educational services which include promotional and other conferencing services and educational conferencing services; (ii) field sales force logistics services; and, to a lesser extent, (iii) contract sales services.

   During 2000, we decided to de-emphasize our contract sales services as a principal revenue offering. However, we will continue to offer this service, to a lesser extent, as a complement to our existing services. In 2001, we will begin reporting our principal lines of business as (i) marketing and educational services and (ii) sales services, which include field sales force logistics, sales training and contract sales services.

Promotional and Other Conferencing Services

   We conduct and produce conferences in a variety of formats and through different forms of media. All of our conferences are sponsored by our pharmaceutical company customers. The conferences are designed to communicate the sponsoring pharmaceutical company's message to the physicians and other healthcare professionals who attend. Our promotional conference service is providing peer-to-peer meetings, which involve a small gathering of physicians who are invited to meet in person or by teleconference to discuss a particular drug or indication under the chairmanship of a Company trained and employed moderator. Other conference services include providing symposia, which are attended by a larger number of attendees and involve a more in-depth presentation than peer-to-peer meetings and video satellite conferencing. Our meetings are not limited to these formats, however, as we can coordinate meetings in any format that can effectively convey a customer's message.

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

   Peer-to-peer meetings typically involve 10 to 12 healthcare practitioners, primarily physicians, who are identified by a pharmaceutical company and generally invited using our telerecruiting center. The attending physicians discuss therapeutic benefits of a new drug or new indication for a familiar drug under the chairmanship of a Company trained moderator. The meetings take place throughout the United States, either at a local hotel or restaurant (either a clinical experience program or "CEP" or a clinical advisory panel or "CAP") or by teleconference (a clinical experience teleconference or "CET"). CET meetings are increasingly popular because physicians have a greater choice of meeting times and can interact with peers from around the country. The physicians who attend peer-to-peer meetings receive non-cash honoraria consistent with applicable American Medical Association (the "AMA") and pharmaceutical industry guidelines, which they may donate to charity or use for the purchase of items such as medical equipment or textbooks.

   We believe pharmaceutical companies select a peer-to-peer meeting provider based on the ability of the provider to attract the invited physicians to attend and the provider's performance record in communicating the customer's message effectively. Our customers purchase prescription drug tracking data from independent companies to measure the effectiveness of the peer-to-peer meetings. The prescription drug tracking data generally have demonstrated that physicians who attend our meetings increase their prescriptions of drugs reviewed at the meetings. We believe that our reputation, which has been developed over approximately 20 years of conducting peer-to-peer meetings, facilitates recruiting physicians to attend our peer-to-peer meetings.

   We believe that our moderators, who are hired as full-time employees, have been an important factor in the success of our peer-to-peer meetings. We have historically focused on hiring individuals with industry experience as moderators. We have developed training techniques to enable our moderators to lead effective peer-to-peer meetings and communicate the therapeutic benefits of a drug. Moderators are trained in such matters as how to best familiarize themselves with the product, how to prepare the proper setting for a meeting, how to deliver an effective presentation and how to coordinate the proper flow of information between the moderator and the physicians and among the physicians. In addition, we perform periodic quality reviews of our moderators and solicit feedback from customers and physicians about each moderator.

   Our contracts for the coordination and production of peer-to-peer meetings are generally fee based, although some contain a performance component. Our contracts typically require us to provide a certain number of meetings (usually 100 to 300) and/or a certain number of attendees (usually 10 to 12) over a specified period of time (typically three to six months) on behalf of a customer. The terms of each of our contracts vary based upon the complexity of the individual arrangement, whether the meetings will be CEP or CET meetings, the duration of the contract, the number of meetings and attendees covered by the contract and the location for the meetings. The volume of meetings coordinated and produced by us has enabled us to obtain discount pricing from vendors of services such as airline and overnight courier services.

   Symposia. We added symposia in the fourth quarter of 1996 to complement our peer-to-peer meeting business. Our symposia generally involve attendance by approximately 50 to 300 physicians over a weekend. The physicians hear presentations regarding a drug or treatment protocol presented by a faculty of experts in the field for the purpose of being trained to serve as consultants and spokespeople for the sponsoring pharmaceutical company. The sponsoring company pays the faculty in the form of consulting fees or medical grants and reimburses faculty and attending physicians for their travel expenses.

   Symposia are organized and conducted on an in-person basis by us throughout the United States. We actively work with our customers to identify speakers and select locations for each conference. We utilize our in-house travel agent and other relationships with vendors to assist in coordinating symposia. We believe that the key considerations for our customers in selecting a provider for symposia are cost and the ability to effectively organize a large medical conference.

   Our symposium contracts generally are fee-based. The terms of each of our symposium contracts vary based upon the complexity of the individual arrangement, the duration of the contract, the number of symposia covered by the contract, and their location.

   Additional Conferencing Services. We provide a range of additional conferencing services. We emphasize flexibility and conduct meetings in any format that can effectively communicate our customer's message. For example, we conduct video satellite conferences, which are lectures sponsored by pharmaceutical companies. The speakers typically are physicians or other medical experts who are retained by the pharmaceutical company for a consulting fee to discuss a new drug or indication or other medical topic. We broadcast the conferences via satellite on television to various locations throughout the United States. The video satellite conferences typically utilize interactive media involving one-way video, two-way audio, and special keypads for audience participation. By using new forms of technology and media in connection with such video satellite conferences, and CET programs for peer-to-peer meetings, we seek to enable our clients to effectively and efficiently communicate medical information to physicians so that physicians can better understand and utilize our pharmaceutical customers' products.

 Educational Conferencing Services

   Physicians and other healthcare professionals must dedicate a minimum number of hours to certified continuing education ("CE") to remain certified to practice their respective professions in certain jurisdictions. We coordinate CE conferences, which are funded through unrestricted educational grants by pharmaceutical companies and held for approximately 50 to 350 healthcare professionals, primarily physicians, at various locations throughout the United States. Each CE conference is designed, if applicable, to satisfy CE requirements in accordance with relevant regulations or accreditation procedures.

   The CE programs, which are conducted by separate divisions of the Company, utilize certain of our core competencies in handling conferencing logistics. As with our promotional conferencing services, some of the CE programs are conducted by teleconference. The CE programs are also frequently taped or otherwise recorded for further distribution to those individuals who are unable to attend. We also provide educational conferences that are not intended to satisfy certified CE requirements.

   In May of 2000, we acquired substantially all of the assets of Consumer2Patient, Inc., Physician to Physician, LLC and Alternative Media Solutions, LCC (collectively, "Consumer2Patient") located in North Carolina. Consumer2Patient provides patient, consumer and physician education. Consumer2Patient is operated as a separate subsidiary of BLP.

   In June of 2000, we acquired substantially all of the assets of Armand Scott, Inc. ("Armand Scott") located in New Jersey, Illinois, Tennessee and California. Armand Scott creates, designs, develops, implements and monitors medical education programs and services for pharmaceutical, medical device and biotechnology companies. Armand Scott is also operated as a separate subsidiary of BLP.

 Contract Sales Services

   We established a contract sales organization (the "CSO") in August 1997. We believe that contract sales is an attractive outsourced service to pharmaceutical companies because it allows a customer to shift fixed cost to variable cost by outsourcing portions of its sales function and to respond quickly to the need for alternative and additional sales support for its products. During the first quarter of 2000, we decided to de-emphasize this service offering as a principal business line. However, we will continue to offer this service to new and existing customers as a complement to our overall service offerings. As we move into 2001, CSO services, if any, will be reflected in our "Sales Services" business line along with field sales force logistics and sales training services.

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

   We began forming a field sales force logistics organization in late 1997. In March 1998, we signed a contract with a large pharmaceutical company to provide field sales force logistical services for up to a two-year period. In October 1999, the contract was renewed for another two-year period through December 2001. In December 2000, we signed a three-year renewal of this field force logistics contract running through 2003. This new contract replaces the agreement that was set to expire in 2001. As in the past, the renewed contract provides for a fixed management fee component and a fee for service component which is dependent upon the level of service provided. Pursuant to that contract, we have created an organization of approximately 120 employees dedicated to servicing the field sales force logistics requirements of this particular customer. We also have a contract with another customer and are currently pursuing other related opportunities to provide field sales force logistics services to other customers. Revenues for the field sales force logistics organization totaled $68.5 million in 2000, $58.2 million in 1999 and $35.5 million in 1998, representing 40.8%, 38.9% and 21.6%, respectively, of the Company's revenue in each of these years.

   As we move into 2001, our field sales force logistics offering will be reflected with our "Sales Services" segment. This segment will also include sales training offerings and CSO services, if any.

 Sales Services

   We began forming a sales service offering to our customers during the latter part of 2000. This offering is designed to provide certain sales training and consulting needs to our customers. We believe that, as customer sales forces continue to expand in size and location, there will be a need to provide concentrated sales training and consulting services to address this need. In addition, as small to mid-size pharmaceutical and biotech companies continue to compete in their respective sectors, the need to provide these offerings will continue to expand.

   As we move into 2001, these offerings, along with field sales force logistics services and CSO services will be reflected in our "Sales Services" segment.

 Teleservices

   In December 1999, we announced the wind-down of our teleservice business. This wind-down was completed during the first quarter of 2000 and we are continuing to pursue the disposition of those related assets. We continue to use a portion of our Norfolk, Virginia facility for telerecruiting for our conferencing services and other administrative support.

Risk Factors

   The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of those risks or the risks contained below actually occur our business could be harmed.

 Risks Associated with Our Product Offerings

   Marketing and Educational Services--Pharmaceutical company sponsored promotional programs have been subject to past legal and regulatory scrutiny, which has had an adverse effect on the market for such services. Physician attendance currently is subject to a number of industry and professional association guidelines designed to prevent conflicts of interest. In particular, these guidelines regulate the circumstances under which travel and lodging reimbursement and other payments to physicians are permissible. In light of these concerns, we adhere to our customers' instructions in conducting our services. In the event of changes in law, regulatory policy or applicable industry or professional association guidelines or negative publicity concerning marketing and educational programs sponsored by the pharmaceutical industry, customers may choose to alter their guidelines in ways that would make symposia, CEP's, CAP's and related consultancies less attractive to physicians and pharmaceutical companies. In addition, restrictions on such meetings could be imposed by governmental agencies, industry or professional associations or the pharmaceutical companies themselves. Finally, any of our customers could be found to be in non-compliance with relevant law, policy or guidelines in their handling of marketing and educational programs. Any of these events could have a material adverse effect on the demand for our services.

   Contract Sales Services--Contract sales is an area of business involving a number of the same risks as our conferencing services, as well as additional risks not present in our traditional business, such as the risk of competition from larger, established companies having greater resources and access to capital. There can be no assurances that we will establish and maintain a significant or lasting presence in this market.

   Field Sales Force Logistics--Field sales force logistics is an area of business involving a number of the same risks as our conferencing services, as well as risks not present in our traditional business, such as the risks that we will be unable to efficiently implement the significant planning and coordination efforts required by this business or that this service will not be accepted generally by pharmaceutical companies. There can be no assurance that we will establish a lasting presence in the market, or that this market will continue to develop at all.

   We have an agreement with one large pharmaceutical company within our field sales force logistics segment and we plan to continue the strategy of developing, to a lesser extent, agreements with other pharmaceutical companies in order to expand our reach into the logistical marketplace. There can be no assurance that we will be successful in our securing of additional agreements or that we will be able to find further suitable business relationships to expand our logistical service offerings. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

   There can be no assurance that the primary company with which we have an agreement, which has substantially greater financial and technological resources than us, will not discontinue their agreement with us or form agreements with our competitors. They may also determine to provide these services themselves and not use a third party provider.

   Sales Services--Sales training and consulting is a new area of business involving a number of the same risks as our conferencing services as well as additional risks not present in our traditional business, such as the risk of competition from larger, established companies having greater resources and access to capital. There can be no assurances that we will establish and maintain a significant or lasting presence in this market.

 Our Market is Competitive

   The business of providing promotional, marketing and educational services to the healthcare industry is competitive. The business of providing pharmaceutical conferencing services is highly fragmented and our competitors in this area generally include smaller, regionally focused companies that provide a limited number of promotional, marketing and educational services, usually focused on the pharmaceutical industry. Several of our competitors in this area, however, offer services that are somewhat wider in scope. Although we believe we are a leading provider of medical communications programs, there are many larger providers of symposia and educational conferences.

   Overall, we believe that our most significant competition is potentially from other companies that provide outsourced promotional, educational and field sales force logistics services and from large advertising agencies which may seek to expand their service offerings. In addition, the pharmaceutical companies' in-house sales and marketing departments may provide similar services to those provided by us and competition could increase as a result of the expansion of the in-house marketing capabilities by our customers or in the pharmaceutical industry generally.

 Our Business has been Seasonal

   Our results of operations historically have been somewhat seasonal or cyclical in nature because many of our large pharmaceutical clients have not finalized their promotional and marketing budgets by the beginning of the calendar year and do not commit to our services. In addition, clients reduce their demand for our promotional services during the summer months with the onset of good weather. This causes quarterly variations in our operating results. These seasonal or cyclical variations in the demand for our business can change or may become more pronounced over time and may harm our results of operations in the future.

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

   Our service offerings are affected by various guidelines promulgated by industry and professional organizations. For example, certain ethical guidelines promulgated by the AMA govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern the honoraria and other items of pecuniary value, which AMA-member physicians may receive in connection with peer-to-peer meetings and symposia sponsored by our pharmaceutical company customers. Similar guidelines have been implemented by other professional and industry organizations and some of our customers also have their own policies regarding such matters. The provision of CE services is subject to compliance with guidelines promulgated by various accreditation bodies. For instance, providers of continuing medical education programs must comply with the rules of the Accreditation Council of Continuing Medical Education (the "ACCME") in order for the provider of the program to receive accreditation from the ACCME. Other professional associations and some of our customers also have their own standards for continuing education programs. There can be no assurances that additional guidelines and rules that impact the industry will not be adopted in the future.

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

 Liability and Insurance

   Participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability and other legal theories, many of which involve large claims and significant legal costs. As a provider of promotional, marketing, educational and field sales force logistics services to the pharmaceutical industry, we are subject to the risk of being named as a party in such lawsuits. As a result of our contract sales services, we believe that the relative likelihood of becoming involved in litigation regarding the information given or products sold or distributed by our personnel has increased, with the attendant risks of significant legal costs, substantial damage awards and adverse publicity. Even if any such claims ultimately prove to be without merit, defending against them can result in adverse publicity, diversion of management's time and attention and substantial expenses, which could have a material adverse effect on us.

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

 Customers

   We believe that our relationships with our customers, which include many of the largest pharmaceutical companies, are among our most important strategic advantages. Prior to 1996, our customers principally engaged us to hold peer-to-peer meetings. Commencing in 1996, several of the relationships expanded to include other services such as symposia, product marketing, educational conferencing services, contract sales service and field sales force logistics.

   Our revenues and profitability are highly dependent on our relationships with several large pharmaceutical companies. Revenue from two customers accounted for approximately $67.0 million (40%) and $13.1 million (8%) of total revenue for the year ended December 31, 2000, $59.0 million (39%) and $16.6 million (11%) of total revenue for the year ending December 31, 1999, and $56.5 million (34%) and $44.0 million (27%) of total revenue for the year ending December 31, 1998. We are likely to continue to experience a high degree of concentration of business with our largest customers, especially given the concentrated nature of the pharmaceutical industry. The loss or significant reduction or business from any significant customer could have a material adverse effect on the results of our operations.

 Dependence on the Pharmaceutical Industry

   Substantially all of our revenues to date have resulted from promotional, marketing and educational conferencing services provided to pharmaceutical companies. We could be materially and adversely affected by adverse developments in the pharmaceutical industry or any reduction in expenditures for, or future outsourcing of these activities by pharmaceutical companies. Such expenditures by pharmaceutical companies could be negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical companies promote their products.

 Management of Growth

   We have experienced a period of growth. This growth has placed, and will continue to place, strains on management, operations and systems. In order to manage our growth, we must continue to improve our operating and administrative systems and attract, hire and train qualified management and operating personnel. We plan to make investments in capital equipment to support our growth. No assurance can be given that these investments will be successfully implemented. Failure to implement these investments or generally to manage growth effectively could have a material adverse effect on our business.

 Acquisition Risks

   In May 2000, we acquired a provider of consumer and patient educational conferencing services and in June 2000, we acquired a provider of medical education programs. Our growth strategy contemplates pursuit of additional acquisitions in complementary and existing business areas as a means of supporting and diversifying our service offerings. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to us, on a timely basis or at all. Acquisitions involve numerous risks, including difficulties in integrating the operations and services of an acquired company, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and services, the diversion of management's attention from other business concerns, the risk that acquired businesses may be subject to unforeseen liabilities and the potential loss of key employees of the acquired company. All of our acquisitions to date have involved companies based in the United States, though we may, in the future, acquire a foreign company. Acquisitions of foreign companies involve additional risks such as the additional difficulties inherent in complying with differing regulatory systems, assimilating differences in foreign cultures and business practices, and overcoming language barriers. Acquisitions may also result in additional goodwill and related amortization expense, which could have a material adverse effect on our operating results. In the event the closing of a planned acquisition fails to occur or is delayed, or in the event unforseen costs or other difficulties arise following an acquisition, our quarterly financial results may be lower than securities analysts' expectations, which would likely cause a decline, perhaps substantial, in our stock price.

 Variation in Quarterly Operating Results; Possible Volatility of Stock Price

   Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Quarterly results can vary as a result of a number of factors, including timing of peer-to-peer projects and symposia, expenditure patterns of our customers, delays or costs associated with acquisitions, commencement, completion or cancellation of significant contracts, announcements by the Company, competitors or customers, government or private market regulatory initiatives, relative profit margins of the services provided to customers, conditions in the healthcare industry generally, conditions in the markets for outsourced promotional, marketing, educational and field sales force logistics services more specifically, or other events or factors, many of which are beyond our control. We may not be able to foresee many of these factors and therefore may not be able to anticipate such quarterly fluctuations. Variations in quarterly operating results could result in reported quarterly results that are below the expectations of securities analysts, which would likely cause a decline, perhaps substantial, in the price of our stock. In addition, the stock market recently has experienced extreme price and volume fluctuations which particularly have affected the market prices of many stocks on the Nasdaq Stock Market, and which have often been unrelated to the operating performance of such companies. We believe that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

 Our Business May Suffer if it is Unable to Attract and Retain Key Personnel

   Our continued growth depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in our industry. Implementation of our business strategy will require the retention and addition of qualified management personnel. The loss of the services of one or more members of our senior management or the failure to add qualified management personnel could have a material adverse effect.

 Need for Additional Financing

   Implementation of our growth strategy may require significant additional capital resources. Such resources may be needed for the development of new services and for acquisitions that we may pursue. To finance capital requirements, we may incur debt. We may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance future cash requirements could have a material adverse effect on us. If we raise additional funds through the incurrence of debt securities, such debt instruments may contain restrictive financial, operating and security covenants.

   We may face legal liabilities and damage to our professional reputation from claims made against our work

   If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. We have experienced liability claims in the past which have resulted in litigation expenses and payments for settlements. As a client service firm, we depend to a large extent on the relationships with our clients and our reputation for high caliber professional services and integrity to retain and attract clients and employees. As a result, claims made against our work may be more damaging in our industry than in other businesses.

Employees

   As of March 15, 2001, we had 536 employees, of which 31 were moderators, 34 were engaged in sales, 365 were engaged in client and product service, 11 were contract sales representatives, 1 was engaged in business development and 94 were engaged in general administration. We are not party to a collective bargaining agreement with a labor union and consider our relations with our employees to be good.

ITEM 2. Properties

   Throughout 2000, our corporate headquarters were located in Fair Lawn, New Jersey, in approximately 22,838 square feet of space occupied under a lease, which expired on January 31, 2001. Upon lease expiration, the corporate headquarters were moved to Wayne, New Jersey in approximately 56,375 square feet of space occupied under a lease which expires on February 1, 2012. A portion of the additional space in the new facility has been structured to allow for the independent operations of both Armand Scott, a wholly owned subsidiary purchased by the Company in June 2000, and Strategem Plus, a division of the Company ("Strategem"). This move was completed in the first quarter of 2001.

   We commenced operations at our teleservice center in Norfolk, Virginia, in July 1997. The space for the facility consists of approximately 28,700 square feet under a lease expiring in July 2007. We also have leased a 14,248 square foot warehouse adjacent to this facility. In December 1999, we announced the wind-down of our teleservice business. Such wind-down was completed during the first quarter of 2000. In April 2000, we entered into an agreement with a third party to sublease approximately 20,500 square feet, which expires in July 2007. We continue to use the remaining portion of these facilities for telerecruiting of our conferencing services and other administrative support.

   We operate our field sales force logistics business in Piscataway, New Jersey, in approximately 20,840 square feet of space occupied under several related leases, which expire on various dates during 2003.

   We operate Medical Education Systems, Inc. ("MES") and Consumer2Patient, wholly owned subsidiaries of the Company, in Philadelphia, Pennsylvania, in approximately 17,570 square feet of space occupied under a lease, which expires on March 31, 2008.

   We operate Strategic Implications International, Inc., a wholly owned subsidiary of the Company ("Strategic Implications"), in Vienna, Virginia in approximately 6,500 of square feet of space occupied under a lease, which expires on July 31, 2005.

   During 2000, Armand Scott operated its corporate headquarters out of Westwood, New Jersey in approximately 3,900 square feet of space under a lease expiring in October 2003. In January 2001, we terminated a portion of the space approximating 1,200 square feet. We are currently pursuing a sublease of the remaining space. As stated above, in February 2001, Armand Scott moved its Westwood location to our corporate headquarters in Wayne, New Jersey.

   In addition, we lease other sales offices around the United States on a short-term basis to support our local sales and service operations.

ITEM 3. Legal Proceedings

   On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. On February 17, 2000 the Company filed a motion to dismiss all claims asserted against it and its officers and directors. On September 18, 2000, the court issued an order and opinion on the motions to dismiss filed by the various defendants. The court granted the motions to dismiss with respect to the claims asserted against Roger D. Kafker, Jacqueline C. Morby, TA Investors, Ltd. Partnership, TA Associates VII, L.P., TA Associates, Inc., TA Associates AAP III, Advent VII, Associates VII, L.P., Advent Atlantic and Pacific III, L.P., Bear Stearns and Co., Inc., and Smith Barney, Inc. The court denied the motions to dismiss with respect to the claims asserted against Boron, Lepore Associates, Inc., Patrick G. Lepore, Gregory F. Boron, Timothy J. McIntyre and Martin Veilleux. On February 14, 2001, the court granted the plaintiff's motion for class certification. The lawsuit is now in the discovery phase. The Company and the remaining defendants intend to continue their vigorous defense of this action.

   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

                                                                  Market Prices
                                                                       (1)
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
1999 Fiscal Quarters
--------------------
  First Quarter................................................. $34.563 $10.375
  Second Quarter................................................ $10.875 $ 8.125
  Third Quarter................................................. $10.250 $ 5.500
  Fourth Quarter................................................ $ 7.750 $ 5.125

2000 Fiscal Quarters
--------------------
  First Quarter................................................. $10.000 $ 6.250
  Second Quarter................................................ $ 9.438 $ 6.750
  Third Quarter................................................. $10.500 $ 7.375
  Fourth Quarter................................................ $12.188 $ 9.063

--------
(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 Holders

   The number of record holders of our Common Stock as of March 15, 2001 was approximately 36, although we believe that the number of beneficial owners of Common Stock as of that date was substantially higher.

 Dividends

   We did not pay cash dividends on our Common Stock during the years ended December 31, 2000, 1999 and 1998, and intend to retain all available funds for use in the operation and expansion of our business, as well as stock repurchase during 1999 and 2000. We do not anticipate that any cash dividends on our Common Stock will be declared or paid in the foreseeable future.

 Recent Sales of Unregistered Securities

   In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications, a Maryland corporation. The purchase price was $4.3 million in cash and approximately 137,000 shares of the Company's common stock. The Company continued to operate Strategic Implications as an ongoing business unit during 2000.

   In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of MES, a Pennsylvania corporation. The purchase price was $10.0 million in cash and 160,103 shares of the Company's common stock. The Company continued to operate MES as an ongoing business unit during 2000.

   In August 1998, we purchased substantially all of the assets and assumed certain liabilities of Strategem, a New Jersey Corporation. Per the terms of the purchase agreement, we paid $0.4 million in cash and issued 9,934 shares of our common stock during the second quarter of 1999 and paid $0.8 million in cash and issued 33,472 shares of our common stock during the fourth quarter of 1999 based on the attainment of certain performance goals. We continued to operate Strategem as an ongoing business unit through December 31, 2000.

   In June 2000, we purchased substantially all of the assets and assumed certain liabilities of Armand Scott, a New Jersey corporation. The purchase price was $7.5 million in cash and 172,167 shares of our common stock. We continued to operate Armand Scott as an ongoing business unit during 2000.

ITEM 6. SELECTED FINANCIAL DATA

   The selected statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the selected balance sheet data at December 31, 2000 and 1999 have been derived from the audited Financial Statements of the Company included elsewhere in this Report on Form 10-K. The selected statement of operations data for the years ended December 31, 1997 and 1996 and the selected balance sheet data at December 31, 1998, 1997 and 1996 have been derived from the audited financial statements of the Company not included in this Report on Form 10-K. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                         Years Ended December 31,
                                --------------------------------------------
                                  2000     1999      1998    1997     1996
                                -------- --------  -------- -------  -------
                                  (In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues......................  $167,881 $149,448  $164,670 $72,907  $40,220
Cost of sales.................   121,471  109,678   115,712  51,580   26,005
                                -------- --------  -------- -------  -------
  Gross profit................    46,410   39,770    48,958  21,327   14,215
                                -------- --------  -------- -------  -------
Selling, general and
 administrative expenses......    39,684   38,942    34,625  12,444   19,995(1)
Provision for restructuring
 and other severance..........       --     2,920       --      --       --
Goodwill impairment charge....       --       754       --      --       --
                                -------- --------  -------- -------  -------
  Total operating expenses....    39,684   42,616    34,625  12,444   19,995
                                -------- --------  -------- -------  -------
  Operating income (loss).....     6,726   (2,846)   14,333   8,883   (5,780)
Interest income (expense),
 net..........................     2,347    1,873     1,664  (1,071)    (255)
Nonrecurring loss on
 forgiveness of related party
 loan.........................       --       --        --      --    (1,076)
                                -------- --------  -------- -------  -------
  Income (loss) before
   provision for income
   taxes......................     9,073     (973)   15,997   7,812   (7,111)
Provision (benefit) for income
 taxes(2).....................     3,630     (390)    5,550   1,700       --
                                ======== ========  ======== =======  =======
  Net income (loss)...........  $  5,443 $   (583) $ 10,447 $ 6,112  $(7,111)
                                ======== ========  ======== =======  =======
Net income (loss) per common
 share--basic.................  $   0.45 $  (0.05) $   0.88 $  1.07  $ (1.18)
                                ======== ========  ======== =======  =======
Weighted average common shares
 outstanding--basic...........    11,980   12,633    11,936   4,947    6,028
                                ======== ========  ======== =======  =======
Net income (loss) per common
 share--diluted...............  $   0.45 $  (0.05) $   0.84 $  0.72  $ (1.18)
                                ======== ========  ======== =======  =======
Weighted average common shares
 outstanding--diluted(3)......    12,210   12,633    12,370   8,507    6,028
                                ======== ========  ======== =======  =======

                                                   December 31,
                                     ----------------------------------------
                                      2000    1999    1998    1997     1996
                                     ------- ------- ------- ------- --------
                                                  (In Thousands)
Balance Sheet Data:
Cash and cash equivalents........... $22,063 $44,631 $36,924 $24,016 $  7,176
Working capital.....................  37,987  50,141  56,470  29,805    2,416
Total assets........................ 120,702 118,144 125,102  51,056   23,097
Long-term debt, less current
 maturities.........................     --      --      --      --    20,000
Redeemable equity securities........     --      --      --      --    12,500
Total stockholders' equity
 (deficit).......................... $90,162 $94,700 $97,496 $32,843 $(29,387)

--------
(1) Includes $10.0 million for special officer bonuses, including $7.5 million as part of a recapitalization transaction and $0.6 million for fees related to the recapitalization.
(2) The Company elected to be taxed under Subchapter S of the Code until December 4, 1996, and accordingly the provision for income taxes for all periods ending on or prior to such date reflects only state business tax expense, if any.
(3) Weighted average common shares outstanding has been computed as provided in
    Note 3 to the Financial Statements of the Company included elsewhere in this Report on Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, its directors or its officers, primarily with respect to our business model and future operating performance of our business, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 2001, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: continuation of trends in educational and marketing services, risks relating to the market for our services, our ability to secure new contracts for our contract sales organization, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of this Form 10-K.

Overview

   Boron, LePore & Associates, Inc. (the "Company" or "BLP") provides integrated marketing, educational and sales services to the healthcare industry, which include promotional and other meetings, medical education, product marketing, contract sales and field sales force logistics; including a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals. Our service offerings also include promotional and educational content development, accredited medical education programs and symposia, web-cast programs, visiting faculty meetings, clinical advisory panels, field sales force logistic services, and, to a lessor extent, contract sales services.

   Our objective, is to enhance our position as a leading provider of medical communications programs, continue to expand our educational services, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy are to: (i) offer integrated solutions that include promotional, educational, marketing and logistical services, including a variety of internet-based solutions related to these services; (ii) increase business with existing customers; (iii) obtain new customers; (iv) target new audiences; and
(v) pursue strategic acquisitions.

   Revenue was $167.9 million in 2000 as compared to $149.4 million in 1999. We earned net income of $5.4 million in 2000 as compared to a net loss of $0.6 million in 1999. Included in the 2000 amounts are approximately $18.2 million in revenue and a deminimis contribution to net income related to the acquisitions of Consumer2Patient and Armand Scott. Included in the net loss for 1999 was a pre-tax charge of $0.8 million incurred during the first quarter of 1999 related to the write-down of goodwill associated with our January 1998 acquisition of Decision Point, Inc., a pre-tax charge of $1.7 million incurred during the second quarter of 1999 related to the restructuring plan and a pre-tax charge of $1.2 million incurred during the fourth quarter related to the restructuring plan and other severance.

   In December 2000, we signed a three-year renewal of our field sales force logistics contract with the large pharmaceutical company which runs through 2003. This new contract replaces the agreement that was set to expire in 2001. As in the past, the renewed contract provides for a fixed management fee component and a fee for service component which is dependent upon the level of service provided.

   Our operating results improved from a net loss of $2.8 million in 1999 to net income of $6.7 million in 2000. In addition, for the year ended December 31, 2000 our gross profit improved to 27.6% from 26.6% in the prior period. This improvement is primarily due to the increased proportion of promotional and educational services revenue to total revenue. This increase was partially offset by an increase in field sales force logistics services revenue, which has a lower average gross profit than our promotional and educational services, due to the higher proportion of production costs which are passed through to the customer with no markup.

   During 2000, a contract sales service contract terminated. During the full years ended December 31, 1999 and 2000 this contract represented $15.4 million (10%) and $3.5 million (2.1%) of our revenues, respectively.

   Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our historical peer-to-peer meeting business, while other services, particularly educational conferencing and medical education content development, have higher gross margin percentages than our historical peer-to-peer meeting business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, become selective in pursuing noncore, low margin services, carefully manage operating expenses, improve our mix of revenue and increase our overall revenue. We believe our efforts in 2000, along with our strong balance sheet and cash position, have resulted in a stabilization of our business and will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.

Results of Operations

   The following table sets forth as a percentage of revenues certain items reflected in the Company's Statement of Operations for the periods indicated.

                                                            Years Ended
                                                           December 31,
                                                         --------------------
                                                         2000   1999    1998
                                                         -----  -----   -----
Revenues................................................ 100.0% 100.0%  100.0%
Cost of sales...........................................  72.4   73.4    70.3
                                                         -----  -----   -----
Gross profit............................................  27.6   26.6    29.7
                                                         -----  -----   -----
Selling, general and administrative expenses............  23.6   26.1    21.0
Provision for restructuring and other severance.........   0.0    1.9      --
Goodwill impairment charge..............................   0.0    0.5      --
                                                         -----  -----   -----
  Total operating expenses..............................  23.6   28.5    21.0
                                                         -----  -----   -----
  Operating income (loss)...............................   4.0   (1.9)    8.7
                                                         -----  -----   -----
Interest income, net....................................   1.4    1.2     1.0
                                                         -----  -----   -----
Income (loss) before provision (benefit) for income
 taxes..................................................   5.4   (0.7)    9.7
Provision (benefit) for income taxes....................   2.2   (0.3)    3.4
                                                         -----  -----   -----
  Net income (loss).....................................   3.2%  (0.4)%   6.3%
                                                         =====  =====   =====

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues increased $18.5 million, or 12.4 %, from $149.4 million in 1999 to $167.9 million in 2000. This growth primarily resulted from an increase of $10.3 million in field sales force logistics services revenue and an increase of $26.7 million in marketing and educational services revenue (with approximately $18.2 million of the increase a result of the acquisitions of Armand Scott in June 2000 and Consumer2Patient in May 2000), offset by a $18.5 million decrease in contract sales services and other revenues. Included in the 1999 amounts was a $7.5 million one time special project that was included in field sales force logistics revenue.

   Cost of sales increased $11.8 million, or 10.8%, from $109.7 million in 1999 to $121.5 million in 2000. Gross profit percentage increased from 26.6% in the prior year to 27.6% in the current period. The improved gross profit percentage was primarily due to the increased proportion of promotional and educational services revenue to total revenue. This increase was partially offset by an increase in field sales force logistics services revenue, which has a lower average gross profit than our promotional and educational services, due to the higher proportion of production costs which are passed through to the customer with no markup.

   Selling, general and administrative expenses increased $0.8 million, or 2.0%, from $38.9 million in 1999 to $39.7 million in 2000. This increase, when compared to the 1999 amounts, was due to approximately $1.5 million of personnel related expenses from acquired companies and an increase in amortization expense of approximately $0.6 million. The increase in 2000 amounts is partially offset by a decrease in bad debts of approximately $0.7 million and a decrease of certain operating costs of approximately $0.6 million. Selling, general and administrative expenses decreased as a percentage of revenues from 26.1% in the prior year period to 23.6% in the current year. This decrease is primarily the result of improved operational efficiencies from the two restructuring plans undertaken in 1999.

   Operating income (loss) increased $9.5 million, from a loss of $2.8 million in the year ended December 31, 1999 to income of $6.7 million in the year ended December 31, 2000. Operating income (loss) as a percentage of revenues increased from a loss of 1.9% in the prior year period to income of 4.0% in the current year period. The increase in operating income (loss) as a percentage of revenues was due to the aforementioned increases in revenue as well as the decreases in cost of sales, restructuring charges and goodwill impairment charge as a percentage of revenues.

   Interest income was $1.9 million in the year ended December 31, 1999 compared to $2.3 million in the year ended December 31, 2000. This increase was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

   The provision (benefit) for income taxes for the years ended December 31, 2000 and December 31, 1999 reflect estimated Federal and state income tax expense (benefit) at our estimated effective tax rate.

   Net loss was $0.6 million or $0.05 per diluted share for the year ended December 31, 1999 compared to net income of $5.4 million or $0.45 per diluted share for the year ended December 31, 2000, with approximately $0.01 per diluted share contribution in net income from the acquisitions of Armand Scott and Consumer2Patient.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues decreased $15.3 million, or 9%, from $164.7 million in 1998 to $149.4 million in 1999. This decline primarily resulted from the decrease in marketing and educational services revenue of $38.0 million offset by the addition of $22.7 million of revenue from field sales force logistics services. The decrease in marketing and educational services was primarily due to the loss of revenue from a significant customer, partially offset by an increase in other business. The increase in field sales force logistics services includes $6.5 million in revenue from a contract which was terminated during 1999 and $7.5 million in revenue from a short-term project which was completed during the fourth quarter of 1999.

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

   Net Income was $10.4 million or $0.88 per diluted share for the year ended December 31, 1998 compared to a net loss of $0.6 million or $0.05 per diluted share for the year ended December 31, 1999.

Liquidity and Capital Resources

   At December 31, 2000, we had $38.0 million in net working capital, a decrease of $12.1 million from December 31, 1999. Our primary sources of liquidity as of December 31, 2000 were cash and cash equivalents and accounts receivable.

   Our accounts receivable turnover averaged 76 days for the period ended December 31, 2000 and 57 days for the period ended December 31, 1999. The allowance for doubtful accounts and credit memo reserves was $1.3 million at December 31, 2000 and 1999. The increase in accounts receivable from December 31, 1999 to December 31, 2000 was due to more prepayments of accounts receivable balances as of December 31, 1999 related to 2000 services.

   During 2000, we generated approximately $1.1 million in cash from operating activities as compared to $23.5 million during 1999. The change in the amount provided by operating activities was primarily related to the increase in accounts receivable. We believe our ability to generate cash flow from operations is inversely related to revenue growth. As such, during periods of rapid growth we will use cash, whereas during periods of slow growth or decline we believe we will be able to generate cash from operations.

   During 2000, we used approximately $12.2 million of cash in investing activities which was comprised of $9.1 million used for business acquisitions, net of acquired cash, and $3.1 million used to purchase computer, telephone and office furniture and equipment. In addition, the Company may be required to make additional payments related to the 2000 business acquisitions based on the attainment of certain performance goals in 2001.

   Financing activities during 2000 used approximately $11.5 million of net cash outflows. The amount used by financing activities was primarily the result of our repurchase of 1.3 million shares of our common stock in the amount of $12.0 million offset by proceeds from exercises of stock options in the amount of $0.5 million. During 1999, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. During 2000 the Board expanded this initiative, authorizing the repurchase of an additional 1,000,000 shares. We have repurchased 1,731,000 shares through December 31, 2000.

   Currently, we believe we have sufficient capital resources to fund our current operations. Should we decide to continue to make acquisitions there may be a need to finance these transactions.

New Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events. The interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 and prior to the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but prior to the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

   The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB did not have a material impact on its financial position or its results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 approved SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," both of which amend SFAS No. 133. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137. Management has concluded that the implementation of these pronouncements did not have a material impact on its financial position or its results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     None.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        BORON, LEPORE & ASSOCIATES, INC.

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  21
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  22
Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  23
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998........................................  24
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998.....................................................  25
Notes to Consolidated Financial Statements...............................  26
Schedule of Valuation and Qualifying Accounts............................  42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boron, LePore & Associates, Inc.:

   We have audited the accompanying consolidated balance sheets of Boron, LePore & Associates, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ending December 31, 2000. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boron, LePore & Associates, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ending December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Roseland, New Jersey
February 5, 2001

                        BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Per Share Data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $ 22,063  $ 44,631
  Accounts receivable, net of allowance for doubtful
   accounts and credit memo reserves of $1,286 and $1,332
   at December 31, 2000 and 1999, respectively............    42,402    27,567
  Prepaid expenses and other current assets...............     3,866     1,387
                                                            --------  --------
    Total current assets..................................    68,331    73,585
Furniture, fixtures and equipment, at cost, net of
 accumulated depreciation of $6,210 and $4,391 at December
 31, 2000 and 1999, respectively..........................     8,221     7,397
Intangible assets, net....................................    43,620    36,476
Other assets..............................................       530       686
                                                            --------  --------
    Total assets..........................................  $120,702  $118,144
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................  $  6,112  $  3,568
  Accrued payroll.........................................     2,770     1,532
  Accrued expenses........................................     9,014     8,536
  Deferred revenue........................................    12,448     9,808
                                                            --------  --------
    Total current liabilities.............................    30,344    23,444
                                                            --------  --------
Other Liabilities.........................................       196       --
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000 shares
   authorized, none issued and outstanding................       --        --
  Common stock, $.01 par value, 50,000 shares authorized;
   17,185 issued and 11,245 outstanding at December 31,
   2000; 16,938 issued and 12,302 outstanding at December
   31, 1999...............................................       172       169
  Treasury stock, at cost, 5,940 shares at December 31,
   2000 and 4,636 shares at December 31, 1999.............   (38,958)  (26,989)
  Additional paid-in capital..............................   120,774   118,789
  Retained earnings.......................................     8,174     2,731
                                                            --------  --------
    Total stockholders' equity............................    90,162    94,700
                                                            --------  --------
    Total liabilities and stockholders' equity............  $120,702  $118,144
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1999     1998      1997
                                                    -------- --------  --------
Revenues..........................................  $167,881 $149,448  $164,670
Cost of sales.....................................   121,471  109,678   115,712
                                                    -------- --------  --------
  Gross profit....................................    46,410   39,770    48,958
                                                    -------- --------  --------
Selling, general and administrative expenses......    39,684   38,942    34,625
Provision for restructuring and other severance...        --    2,920        --
Goodwill impairment charge........................        --      754        --
                                                    -------- --------  --------
  Total operating expenses........................    39,684   42,616    34,625
                                                    -------- --------  --------
  Operating income (loss).........................     6,726   (2,846)   14,333
Interest income...................................     2,347    1,873     1,664
                                                    -------- --------  --------
  Income (loss) before provision (benefit) for
   income taxes...................................     9,073     (973)   15,997
Provision (benefit) for income taxes..............     3,630     (390)    5,550
                                                    -------- --------  --------
Net income (loss).................................  $  5,443 $   (583) $ 10,447
                                                    ======== ========  ========
Net income (loss) per common and common equivalent
 share:
Basic.............................................  $   0.45 $  (0.05) $   0.88
                                                    ======== ========  ========
Diluted...........................................  $   0.45 $  (0.05) $   0.84
                                                    ======== ========  ========
Weighted average number of common and common
 equivalent shares:
Basic.............................................    11,980   12,633    11,936
                                                    ======== ========  ========
Diluted...........................................    12,210   12,633    12,370
                                                    ======== ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In Thousands)

                                                            Additional
                                           Common Treasury   Paid-in   Retained
                                           Stock   Stock     Capital   Earnings
                                           ------ --------  ---------- --------
Balance as of December 31, 1997...........  $149  $(24,350)  $ 64,177  $(7,133)
  Net income..............................    --       --         --    10,447
  Net proceeds of public stock offering...    16       --      44,396      --
  Issuance of stock for business
   acquisitions...........................     3       --       9,403      --
  Issuance of stock for stock option
   exercises..............................     1       --         387      --
                                            ----  --------   --------  -------
Balance as of December 31, 1998...........   169   (24,350)   118,363    3,314
  Net loss................................   --        --          --     (583)
  Issuance of stock for stock option
   exercises..............................   --        --         118      --
  Issuance of stock for business
   acquisitions...........................   --        --         308      --
  Repurchase of 436 shares of common stock
   as treasury stock......................   --     (2,639)       --       --
                                            ----  --------   --------  -------
Balance as of December 31, 1999...........   169   (26,989)   118,789    2,731
  Net income..............................    --       --         --     5,443
  Issuance of stock for stock option
   exercises..............................     1       --         524      --
  Issuance of stock for business
   acquisitions...........................     2       --       1,461      --
  Repurchase of 1,304 shares of common
   stock as treasury stock................   --    (11,969)       --       --
                                            ----  --------   --------  -------
Balance as of December 31, 2000...........  $172  $(38,958)  $120,774  $ 8,174
                                            ====  ========   ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................. $ 5,443  $  (583) $10,447
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization....................   4,710    4,210    2,296
   Provision for doubtful accounts and credit memo
    reserves........................................     254    1,249      135
   Provision for restructuring and other severance..     --     2,920      --
   Goodwill impairment charge.......................     --       754      --
   Deferred income taxes............................      80   (1,280)    (429)
   Changes in operating assets and liabilities, net
    of effects from acquisitions of businesses:
    (Increase) decrease in accounts receivable......  (9,788)  15,578  (13,804)
    (Increase) decrease in prepaid expenses and
     other current assets...........................    (881)     291     (880)
    (Increase) decrease in other assets.............     (84)     144     (537)
    Increase (decrease) in accounts payable and
     accrued expenses...............................   2,198       42     (781)
    (Decrease) increase in deferred revenue.........  (1,023)     209   (7,912)
    Increase in other liabilities...................     196      --       --
                                                     -------  -------  -------
   Net cash provided by (used in) operating
    activities......................................   1,105   23,534  (11,465)
                                                     -------  -------  -------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment....  (3,137)  (1,873)  (4,507)
  Business acquisitions, net of acquired cash.......  (9,092)     --   (15,920)
  Business acquisitions, contingent consideration...     --   (11,433)     --
                                                     -------  -------  -------
   Net cash used in investing activities............ (12,229) (13,306) (20,427)
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from the issuance of common stock........     --       --    44,412
  Proceeds from exercise of stock options...........     525      118      388
  Purchase of treasury stock........................ (11,969)  (2,639)     --
                                                     -------  -------  -------
   Net cash (used in) provided by financing
    activities...................................... (11,444)  (2,521)  44,800
                                                     -------  -------  -------
   Net (decrease) increase in cash and cash
    equivalents..................................... (22,568)   7,707   12,908
Cash and cash equivalents, begining of year.........  44,631   36,924   24,016
                                                     -------  -------  -------
Cash and cash equivalents, end of year.............. $22,063  $44,631  $36,924
                                                     =======  =======  =======
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Taxes............................................. $ 4,114  $ 1,799  $ 5,515
  Interest..........................................     --       --       --

  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1. Description of the Business:

Business:

   Boron, LePore & Associates, Inc. and subsidiaries (the "Company") provides outsourced marketing, educational and sales services to the healthcare industry. The Company was founded in 1981 and has become a leading provider of peer-to-peer meetings, which typically involve gatherings of 10 to 12 physicians meeting under the chairmanship of a Company moderator to discuss a new drug or new indication for a familiar drug. The Company also conducts meetings such as symposia, continuing education conferences and video satellite conferences; product marketing services, field sales force logistics services and, to a lesser extent, contract sales services.

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

   On September 24, 1997, the Company completed an initial public offering of 3,735,000 shares of Common Stock at $17.50 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $59,800.

   On May 27, 1998, the Company completed a secondary stock offering of 2,980,000 shares of Common Stock at $30.00 per share resulting in net proceeds, after underwriter commissions and offering costs, of approximately $44,400.

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

Consolidation:

   The consolidated financial statements include the accounts of Boron, LePore & Associates, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The results of operations include the accounts of Consumer2Patient, Inc. from May 17, 2000 and the accounts of Armand Scott, Inc. from June 29, 2000, their acquisition dates (See Note 15).

Cash and Cash Equivalents:

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Fixed Assets:

   Furniture, Fixtures and Equipment is stated at cost. Depreciation is calculated using the straight line method over estimated service lives of the individual assets. Computer and telephone equipment lives are three years, furniture and fixtures are ten years, and leasehold improvements are amortized over the shorter of the lives of the leases or the estimated service lives which do not exceed eleven years. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized.

Intangible Assets:

   Intangible assets generally represent goodwill associated with the excess of purchase price over net assets acquired and non-compete agreements. Goodwill is amortized over periods ranging from 10 to 20 years, and other intangible assets are amortized over the term of the related agreement, generally 3 years.

   The Company's amortization expense was $2,437, $1,850 and $985 for the years ending December 31, 2000, 1999 and 1998, respectively, and accumulated amortization expense was $5,232 and $2,795 at December 31, 2000 and 1999, respectively.

Income Taxes:

   The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") require the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (See Note 8).

Long-lived Assets:

   The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121") require, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Management performed a review of its long-lived assets and determined that no impairment of the respective carrying values occurred as of December 31, 2000 (see Note 15).

Stock Based Compensation:

   The provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") require that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)

employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). The Company elected to remain with the accounting under Opinion 25 and has made the pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (See Note 11).

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

Segments of an Enterprise:

   The provisions of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting of financial information about operating segments in annual financial statements (See Note 14).

New Accounting Pronouncements:

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events. The interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 and prior to the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but prior to the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

   The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB did not have a material impact on its financial position or its results of operations.

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 approved SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," both of which amend SFAS No. 133. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137. Management has concluded that the implementation of these proncouncements did not have a material impact on its financial position or its results of operations.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


3. Earnings Per Share:

   In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                              For the Years Ended December 31,
                                              ---------------------------------
                                                 2000       1999        1998
                                              ---------- ----------  ----------
Numerator:
Net income (loss)--Basic and Diluted........  $    5,443 $     (583) $   10,447
                                              ========== ==========  ==========
Denominator:
Weighted average shares outstanding--Basic..  11,979,829 12,633,483  11,935,773
Incremental shares from assumed conversions
 of options.................................     230,423         --     434,126
                                              ---------- ----------  ----------
Weighted average shares outstanding--
 Diluted....................................  12,210,252 12,633,483  12,369,899
                                              ========== ==========  ==========
Net income (loss) per share--Basic..........  $     0.45 $    (0.05) $     0.88
                                              ========== ==========  ==========
Net income (loss) per share--Diluted........  $     0.45 $    (0.05) $     0.84
                                              ========== ==========  ==========

   The diluted share base for the year ended December 31, 1999 excludes incremental shares of 77,104 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1999.

4. Long-term Debt:

   During 1998, the Company negotiated a revolving credit facility with a bank. Under this loan agreement, the Company could borrow up to $5,000 on an unsecured basis. On October 31, 1999, the revolving credit facility expired and was not renegotiated.

5. Furniture, Fixtures and Equipment:

   Furniture, fixtures and equipment consists of:

                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
   Computer and telephone equipment...........................  $9,449  $8,832
   Office equipment...........................................   2,961   2,137
   Leasehold improvements.....................................   1,673     593
   Other......................................................     348     226
                                                                ------  ------
                                                                14,431  11,788
   Less: Accumulated depreciation.............................  (6,210) (4,391)
                                                                ======  ======
   Furniture, fixtures and equipment, net of accumulated
    depreciation..............................................  $8,221  $7,397
                                                                ======  ======

   Depreciation expense was $2,273, $2,360 and $1,311 for the years ending December 31, 2000, 1999 and 1998, respectively.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


6. Accrued Expenses:

   Accrued expenses are comprised of the following:

                                                                  December 31,
                                                                  -------------
                                                                   2000   1990
                                                                  ------ ------
   Accrued honoraria............................................. $1,115 $  901
   Accrued restructuring and other severance.....................    727  2,287
   Accrued meeting expenses......................................  6,164  3,936
   Other accrued expenses........................................  1,008  1,412
                                                                  ------ ------
     Totals...................................................... $9,014 $8,536
                                                                  ====== ======

7. Commitments and Contingencies:

Operating Leases:

   The Company leases office space, automobiles, and equipment under various operating leases expiring at various dates through 2012. Approximate annual lease commitments for the next five years and thereafter are as follows:

   2001.................................................................. $2,891
   2002..................................................................  2,741
   2003..................................................................  2,294
   2004..................................................................  2,138
   2005..................................................................  2,044
   2006 and thereafter...................................................  9,526

   Rent expense charged against operations approximated $1,474, $1,610, and $1,530 for the years ended December 31, 2000, 1999 and 1998, respectively. Total lease commitments have not been reduced by minimum annual sublease rentals of approximately $2,451 on leases due in the future under non-cancelable leases.

Litigation:

   On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. On February 17, 2000 the Company filed a motion to dismiss all claims asserted against it and its officers and directors. On September 18, 2000, the court issued an order and opinion on the motions to dismiss filed by the various defendants. The court granted the motions to dismiss with respect to the claims asserted against Roger D. Kafker, Jacqueline C. Morby, TA Investors, Ltd. Partnership, TA Associates VII, L.P., TA Associates, Inc., TA Associates AAP III, Advent VII, Associates VII, L.P., Advent Atlantic and Pacific III, L.P., Bear Stearns and Co., Inc., and Smith Barney, Inc. The court denied the motions to dismiss with respect to the claims asserted against Boron, Lepore Associates, Inc., Patrick G. Lepore, Gregory F. Boron, Timothy J. McIntyre and Martin Veilleux. On February 14, 2001, the Court granted the plaintiff's motion for class certification. The litigation is currently in discovery phase. The Company and the remaining defendants intend to continue their vigorous defense of this action.

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

Employment Agreements:

   The Company has entered into employment and other agreements with its executive officers and certain other senior management employees, some of whom are stockholders of the Company. The employment agreements specify duties, benefits, confidentiality and miscellaneous other provisions. The employment agreements generally have initial terms of no greater than three years, with one-year renewals after such initial term. At December 31, 2000, the maximum contingent liability related to employment and other agreements is approximately $3,371.

   During the latter part of 2000, the Company adopted a Long Term Incentive Plan ("LTIP") covering six key employees. This plan provides for a cash bonus pool payable in 2003, stock option grants, a stock option exchange and matching deferred compensation arrangements, among other things. During 2000, the total expense reflected in the accompanying statement of operations was approximately $125,000 related to the above provisions.

8. Income Taxes:

   The components of the provision (benefit) for income taxes are summarized as follows for the years ending December 31:


                                                           2000   1999    1998
                                                          ------ ------  ------
   Current..............................................  $3,550 $  890  $5,979
   Deferred.............................................      80 (1,280)   (429)
                                                          ------ ------  ------
     Total..............................................  $3,630 $ (390) $5,550
                                                          ====== ======  ======

   The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                                  2000  1999
                                                                  ----  -----
   Federal statutory rate.......................................  34.0% (34.0)%
   State taxes net of Federal effect............................   5.8   (6.0)
   Utilization of net operating loss carryforwards, net of
    valuation allowance.........................................   0.2     --
                                                                  ----  -----
   Effective tax rate...........................................  40.0% (40.0)%
                                                                  ====  =====

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities as of December 31 are as follows:

                                                                     2000  1999
                                                                     ----  ----
   Allowance for doubtful accounts.................................  $514  $533
   State Net Operating Losses......................................   415   450
   Other operating reserves........................................   131   161
   Tax over book depreciation......................................  (495) (612)
   Cash to accrual liability.......................................   --   (586)
   Tax over book goodwill amortization.............................  (635) (362)
   Restructuring and other severance reserves......................   190   616
                                                                     ----  ----
   Total...........................................................  $120  $200
                                                                     ====  ====

   As of December 31, 2000 and 1999, the net deferred tax asset of $120 and $200, respectively, is reflected in the balance sheet in other assets. The realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

9. Major Customers:

   Revenue from two customers accounted for approximately $67,000 (40%) and $13,100 (8%) of total revenue for the year ending December 31, 2000.

   Revenue from two customers accounted for approximately $59,000 (39%) and $16,600 (11%) of total revenue for the year ending December 31, 1999.


   Revenue from two customers accounted for approximately $56,500 (34%) and $44,000 (27%) of total revenue for the year ending December 31, 1998.

   Major customers accounted for approximately $16,575 or 39%, and $21,501 or 75%, of accounts receivable at December 31, 2000 and 1999, respectively.

10. Purchase of Treasury Stock:

   During 1999, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock, in open market or negotiated transactions. During 2000 the Board expanded this initiative, authorizing the repurchase of an additional 1,000,000 shares. The Company has repurchased 1,731,000 shares through December 31, 2000 at a cost of $14,605.

   Additionally, during 1999, the Company repurchased 8,333 shares of common stock from former employees at a cost of $3.

11. Stock Option and Grant Plan:

   During 1996, the Boron, LePore & Associates 1996 Stock Option and Grant Plan (the "1996 Plan") was established. In August 1997, the Plan was amended to increase the shares of stock reserved for issuance under the 1996 Plan to 4,000,000 shares. During 1998, the Boron, LePore & Associates 1998 Stock Option Plan (the "1998 Plan") was established, under which 500,000 shares of Common Stock can be issued through the exercise of stock options. The following table summarizes stock option activity:

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


                                                                    Weighted
                                      Number of   Exercise Price    Average
                                        Shares      Per Share    Exercise Price
                                      ----------  -------------- --------------
   Outstanding at December 31,
    1997............................     731,559  $ 0.43--22.00      $11.26
     Granted........................   1,155,525  26.50-- 38.50       30.58
     Canceled.......................     (26,666)  0.43-- 26.50       10.21
     Exercised......................     (40,916)          9.45        9.45
                                      ----------  -------------      ------
   Outstanding at December 31,
    1998............................   1,819,502    9.45--38.50       24.42
     Granted........................   1,638,200    6.31--13.00        9.14
     Canceled.......................  (1,031,460)   6.31--38.50       21.89
     Exercised......................     (12,499)          9.45        9.45
                                      ----------  -------------      ------
   Outstanding at December 31,
    1999............................   2,413,743    6.31--35.75       15.21
     Granted........................   1,230,049    7.50--12.00        8.98
     Canceled.......................    (681,713)   6.56--35.75       16.74
     Exercised......................     (74,350)   6.56-- 8.75        7.06
                                      ----------  -------------      ------
   Outstanding at December 31,
    2000............................   2,887,729  $ 6.31--35.75      $12.34
                                      ==========  =============      ======
   Shares exercisable at December
    31, 2000........................     907,696  $ 6.31--35.75      $15.43
                                      ==========  =============      ======

   The following table summarizes information about options outstanding at December 31, 2000:

                                                                Options Exercisable at
                   Options Outstanding at December 31, 2000       December 31, 2000
                  ------------------------------------------- --------------------------
                                             Weighted Average
                   Number   Weighted Average Contractual Life  Number   Weighted Average
     Range        of Shares  Exercise Price      (Years)      of Shares  Exercise Price
----------------  --------- ---------------- ---------------- --------- ----------------
$ 6.31 -- $ 7.70    988,000      $ 7.18            8.8         331,500       $ 7.09
$ 7.71 -- $11.55  1,097,130        9.43            9.3         130,914         9.58
$11.56 -- $23.10    425,999       15.43            6.7         231,499        16.49
$23.11 -- $35.75    376,600       30.70            7.1         213,783        30.77
                  ---------      ------                        -------       ------
                  2,887,729      $12.34                        907,696       $15.43
                  =========      ======                        =======       ======

   Of the total options outstanding under the 1996 and 1998 Plans, 907,696, 535,876, and 345,065 were exercisable at December 31, 2000, 1999 and 1998, respectively. Stock options available for grant were 1,484,506, 2,032,842, and 2,639,582, at December 31, 2000, 1999 and 1998, respectively.

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

                                                          2000   1999     1998
                                                         ------ -------  ------
   Pro forma net income (loss).......................... $1,461 $(5,298) $5,890
   Pro forma net income (loss) per common share:
     Basic.............................................. $ 0.12 $ (0.42) $ 0.49
     Diluted............................................ $ 0.12 $ (0.42) $ 0.48

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   The fair value of options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998: weighted-average risk-free interest rates of 6.2%, 6.8%, and 4.7% for 2000, 1999 and 1998, respectively, no dividends, volatility factors of the expected market price of the Company's common stock of 66.5%, 100.0% and 65.9% for 2000, 1999 and 1998, respectively, a weighted-average expected life of the options of 5.0 years for 2000 and 6.0 years for 1999 and 1998 and a weighted-average grant date fair value of options granted during fiscal years of $5.49, $7.51 and $19.53 for 2000, 1999 and 1998, respectively.

12. Savings and Investment Plan:

   During 1998, the Company adopted the Boron LePore & Associates Savings Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed six months of service with the Company.

   The 401(k) Plan is employee funded up to an elective annual deferral. In addition, the Company matches 50% of the participant's contribution up to a maximum employer contribution of 2.0% of the employee's total compensation. For the years ended December 31, 2000, 1999 and 1998, the Company's matching contributions to the 401(k) Plan were approximately $133, $227 and $99, respectively.

13. Quarterly Results of Operations (Unaudited):

   Summarized unaudited quarterly operating results for 2000 and 1999 are as follows:

                                                 Fiscal Quarters Ended
                                         -------------------------------------
                                         March 31, June 30, Sept. 30, Dec. 31,
                                           2000      2000     2000      2000
                                         --------- -------- --------- --------
   Revenues.............................  $37,114  $41,099   $39,591  $50,077
   Gross profit.........................    9,661   11,375    11,315   14,059
   Net income...........................    1,064    1,310     1,264    1,805
   Net income per common share--basic...  $  0.09  $  0.11   $  0.11  $  0.16
   Net income per common share--
    diluted.............................  $  0.09  $  0.11   $  0.10  $  0.15

                                                 Fiscal Quarters Ended
                                         --------------------------------------
                                         March 31, June 30,  Sept. 30, Dec. 31,
                                          1999(1)  1999(2)     1999    1999(3)
                                         --------- --------  --------- --------
   Revenues............................   $33,849  $38,568    $33,394  $43,637
   Gross profit........................     8,866   10,303      9,644   10,957
   Net income (loss)...................    (1,127)    (685)       401      828

   Net income (loss) per common share--
    basic..............................   $ (0.09) $ (0.05)   $  0.03  $  0.07
   Net income (loss) per common share--
    diluted............................   $ (0.09) $ (0.05)   $  0.03  $  0.07

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

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


14. Segment Information:

   The Company's management considers its business to be a single business entity--the providing of outsourced marketing, educational and sales services to the healthcare industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.

                                                        For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Revenues:
   Marketing and educational services..............  $ 94,798 $ 68,081 $106,106
   Field sales force logistics services............    68,512   58,194   35,545
   Contract sales services.........................     4,571   23,173   23,019
                                                     -------- -------- --------
     Total revenues................................  $167,881 $149,448 $164,670
                                                     ======== ======== ========

   In January 2001, the Company decided to change the classification of their revenues due to the development of new product offerings and merging markets. In subsequent periods "Contract Sales Services" and "Field Sales Force Logistics Services" will be combined and disclosed as Sales Services. Management believes this new classification will provide the most useful and relevant measurements to evaluate its business.

15. Acquisitions:

   In January 1998, the Company purchased certain assets from Decision Point, Inc., an Illinois company. The purchase price was $800 in cash. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was approximately $800. In accordance with the measurement of goodwill impairment as discussed in Note 2, the Company determined that, due to the inability of the long lived asset to generate future cash flows sufficient to recover the carrying amount, the remaining unamortized purchase price of $754 was impaired. As a result, the Company wrote down the goodwill to zero during 1999.

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

   On May 17, 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Consumer2Patient, Inc., a North Carolina corporation, Physician to Physician, LLC, a North Carolina limited liability corporation, and Alternative Media Solutions, LLC, a North Carolina limited liability corporation. The purchase price was $2,000 in cash. In addition, the Company may be required to pay up to an additional $2,000 in contingent cash payments based on the achievement of certain operating goals during the twelve-month period subsequent to the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $1,600, of which approximately $1,500 and $100 is allocated to goodwill and non-compete agreements, respectively. The resulting goodwill and non-compete agreements will be amortized over ten years and three years, respectively.

   On June 29, 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Armand Scott, Inc., a New Jersey corporation. The purchase price was $7,500 in cash and 172,167 shares of the Company's common stock. In addition, the Company may be required to pay an additional amount up to $10,800 in contingent cash and stock payments based on the achievement of certain operating income goals of the acquired business during the two year period subsequent to the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $7,900, of which approximately $7,400 and $500 million is allocated to goodwill and non-compete agreements, respectively. The resulting goodwill and non-compete agreements will be amortized over fifteen and three years, respectively.

   The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of the respective periods:

                                                        For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Net revenues..................................... $178,205 $170,001 $177,412
   Net income.......................................    6,271    1,998   10,652
                                                     ======== ======== ========
   Pro forma diluted earnings per share............. $   0.51 $   0.16 $   0.85
                                                     ======== ======== ========

   The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions taken place at the beginning of the respective periods.

16. Provision for Restructuring and Other Severance:

   During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision relates to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs

                        BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)

which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision relates to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. The activity impacting the accrual for restructuring and other severance during 2000 and 1999 is summarized in the following table:

                           Charges to     Charges    Balance at    Charges    Balance at
                          Operations in Utilized in December 31, Utilized in December 31,
                              1999         1999         1999        2000         2000
                          ------------- ----------- ------------ ----------- ------------
Workforce Reductions and
 Transition.............     $ 1,610       $(501)      $1,109      $(1,022)      $ 87
Idle Facilities.........         195         (70)         125         (109)        16
Disposition of Assets--
 Norfolk................         990          --          990         (375)       615
Other...................         125         (62)          63          (54)         9
                             -------       -----       ------      -------       ----
                             $ 2,920       $(633)      $2,287      $(1,560)      $727
                             =======       =====       ======      =======       ====

17. Subsequent Event:

   In February of 2001, the Board of Directors approved an amendment to the 1996 Stock Option and Grant Plan to increase the shares of stock reserved for issuance under the plan by 1,200,000 shares.

                                    PART III

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

ITEM 10. Directors and Executive Officers of the Registrant

   The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders to be held in May 2001 is incorporated herein by reference.

ITEM 11. Executive Compensation

   The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders to be held in May 2001 is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders to be held in May 2001 is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

   The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders to be held in May 2001 is incorporated herein by reference.

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

 2.4 Stockholders' Agreement dated as of December 4, 1996, as amended, by and among the Company, the Investors (as defined), Patrick G. LePore, Gregory Boron, Christopher Sweeney and Michael W. Foti.(2)

 2.4(a)Consent and Second Amendment to Stockholder's Agreement, dated March 11,
     1998.(4)

 2.8 Asset Purchase Agreement by and among the Company, Consumer2Patient, Inc., Physician 2 Physician, LLC, Alternative Media Solutions, LLC and Lisa Thomas dated May 4, 2000. (8)

 2.9 Asset Purchase Agreement by and among the Company, Armand Scott, Inc., Scott Pallais, Marline Pallais, and the Pallais Family Trust dated June 29, 2000 (9)

 3.1Third Amended and Restated Certificate of Incorporation.(4)

 3.2Amended and Restated By-laws.(4)

 4.1Specimen certificate for shares of Common Stock, $.01 par value, of the Company.(3)

10.2Lease by and between SPENCO, Ltd. and the Company.(1)

10.3 Deed of Lease Agreement by and between Norfolk Commerce Center Limited Partnership and the Company.(1)

10.41999 Employment Agreement for Patrick G. LePore. (6)

10.8Non-Competition Agreement for Patrick G. LePore.(4)

10.12Boron, LePore & Associates, Inc. Amended and Restated 1996 Stock Option and Grant Plan.(2)

10.13Boron, LePore & Associates, Inc. 1998 Employee Stock Option and Grant
     Plan. (5)

10.14 Form of Indemnification Agreement between the Registrant and directors.(1)

10.27 Lease Agreement by and between Maurice M. Weill, Trustee, as Landlord and BLP Group Companies, as Tenant.(4)

10.29Incentive Stock Option Agreement for Patrick G. LePore.(4)

10.30Indemnification Agreement for Patrick G. LePore (6)

10.31Employment Agreement for Steven M. Freeman (7)

10.32Incentive Stock Option Agreement for Steven M. Freeman (7)

10.33Separation Agreement for Martin J. Veilleux (7)

10.36Employment Agreement for Claudia Estrin (7)

10.37 Lease Agreement by and between Westford/Whitehall Holdings, LLC, as Landlord and Boron, LePore, Associates, Inc. as Tenant.

10.38Employment Agreement for Anthony J. Cherichella

10.39Incentive Stock Option Agreement for Anthony J. Cherichella

10.40Agreement to provide Field Force Logistic Services (10)

21.1Subsidiaries of the Registrant.

23.2Consent of Arthur Andersen LLP.
--------
 (1) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 15, 1997.
 (2) Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 29, 1997.
 (3) Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on September 18, 1997.
 (4) Previously filed as an exhibit to the Company's Registration Statement on Form 10-K (SEC File No. 000-23093) for the year ended December 31, 1997, filed with the Commission on March 31, 1998.
 (5) Previously filed as an exhibit to the Company's current report on Form 10-k filed on March 26, 1999.
 (6) Previously filed as an exhibit to the Company's current report on Form 8-k filed on July 13, 1999.
 (7) Previously filed as an exhibit to the Company's current report on Form 10-k filed on March 30, 2000.
 (8) Previously filed as an exhibit to the Company's current report on Form 8-k filed on June 1, 2000.
 (9) Previously filed as an exhibit to the Company's current report on Form 8-k filed on July 13, 2000.
(10) Confidential treatment requested as to this Exhibit.

   A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED UPON PAYMENT OF A REASONABLE FEE FOR COPYING BY WRITTEN REQUEST TO ATTENTION: ALLISON WEY, BORON, LEPORE & ASSOCIATES, INC., 1800 VALLEY ROAD, WAYNE NEW JERSEY,07470.

   (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wayne, New Jersey, on March 29, 2001.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/  Patrick G. LePore           Chairman of the Board,       March 30, 2001
______________________________________  Chief Executive Officer,
          Patrick G. LePore             Director (Principal
                                        Executive Officer)

      /s/  Steven M. Freeman           Chief Operating Officer,     March 30, 2001
______________________________________  President and Director
          Steven M. Freeman             (Principal Executive
                                        Officer)

    /s/ Antony J. Cherichella          Chief Financial Officer,     March 30, 2001
______________________________________  Secretary and Treasurer,
        Anthony J. Cherichella          (Principal Financial and
                                        Accounting Officer)

     /s/ Roger Boissonneault           Director                     March 30, 2001
______________________________________
         Roger Boissonneault

       /s/ Ronald Nordmann             Director                     March 30, 2001
______________________________________
           Ronald Nordmann

        /s/ Melvin Sharoky             Director                     March 30, 2001
______________________________________
            Melvin Sharoky

       /s/ Joseph E. Smith             Director                     March 30, 2001
______________________________________
           Joseph E. Smith

      /s/ John T. Spitznagel           Director                     March 30, 2001
______________________________________
          John T. Spitznagel

      /s/ John A. Staley, IV           Director                     March 30, 2001
______________________________________
          John A. Staley, IV

                                                                     SCHEDULE II

                        BORON, LEPORE & ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                     Charged
                                        to
                          Balance at  Costs   Charged
                          Beginning    and       To                 Balance at
                           of Year   Expenses Revenue  Deductions   End of Year
                          ---------- -------- -------- ----------   -----------
Year ended December 31,
 1998:
  Allowance for doubtful
   accounts.............. $  400,000 $135,000 $      0  $      0    $  535,000
Year ended December 31,
 1999:
  Allowance for doubtful
   accounts and Credit
   memo reserve.......... $  535,000 $949,000 $300,000  $452,000(a) $1,332,000
Year ended December 31,
 2000:
  Allowance for doubtful
   accounts and Credit
   memo reserve.......... $1,332,000 $254,000 $400,000  $700,000(a) $1,286,000

--------
(a) Charges to the reserve account for uncollectible amounts written off and credits issued during the year.