Form 10-Q
period 2001-03-31
BORON LEPORE & ASSOCIATES INC
filed 2001-05-15
CIK 1029281

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-23093


                        BORON, LEPORE & ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                          22-2365997
(State or other jurisdiction                             (I.R.S. Employer
of Incorporation or organization)                       Identification No.)

  1800 VALLEY ROAD, WAYNE, NEW JERSEY                         07470
 (Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (973) 703-3000


Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                        YES        X                    NO _______
                             --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                             OUTSTANDING AT MAY 9, 2001
                   -----                             --------------------------
      Common stock, par value $.01 share                    11,393,382

                       BORON, LEPORE & ASSOCIATES, INC.


                                     INDEX


                                                                                                           Page
   PART I        FINANCIAL INFORMATION                                                                     ----

   Item 1.       Consolidated Financial Statements:

                 Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000..........    3

                 Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000
                 (unaudited)..............................................................................    4

                 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
                 2000 (unaudited).........................................................................    5

                 Notes to Consolidated Financial Statements...............................................  6-8

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................... 9-12

   Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............................   12

PART II          OTHER INFORMATION

                 Item 1:     Legal Proceedings............................................................   13

                 Item 2:     Changes in Securities........................................................   13

                 Item 3:     Defaults in Senior Securities................................................   13

                 Item 4:     Submission of Matters to a Vote of Security Holders..........................   13

                 Item 5:     Other Information............................................................   13

                 Item 6:     Exhibits and Reports on Form 8-K
                                  (a)   Exhibits                                                             14

                                  (b)   Reports on Form 8-K                                                  14

                 Signatures...............................................................................   15

                        BORON, LEPORE & ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                   March 31,        December 31,
                                                                                     2001               2000
                                                                                -----------------  -------------
                                                                                   (Unaudited)

                                      ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $ 14,291         $ 22,063
   Accounts receivable, net ....................................................     52,358           42,402
   Prepaid expenses and other current assets ...................................      2,788            3,866
                                                                                   --------         --------
          Total current assets .................................................     69,437           68,331
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
    $6,845 and $6,210 at March 31, 2001 and December 31, 2000, respectively ....      9,528            8,221
Intangible assets, net .........................................................     42,987           43,620

Other assets ...................................................................        706              530
                                                                                   --------         --------
          Total assets .........................................................   $122,658         $120,702
                                                                                   ========         ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................   $  3,266         $  6,112
   Accrued payroll .............................................................      3,548            2,770
   Accrued expenses ............................................................     10,590            9,014
   Deferred revenue ............................................................     11,896           12,448
                                                                                   --------         --------
          Total current liabilities ............................................     29,300           30,344
                                                                                   --------         --------

Other liabilities ..............................................................        371              196
                                                                                   --------         --------

Commitments and Contingencies ..................................................         --               --

Stockholders' equity:
   Common stock, $.01 par value, 50,000 shares authorized; 17,333 issued and
      11,393 outstanding at March 31, 2001; 17,185 issued and 11,245 outstanding
      at December 31, 2000......................................................        173              172
   Treasury stock, at cost, 5,940 shares at March 31, 2001 and December 31, 2000    (38,958)         (38,958)
   Additional paid-in capital ..................................................    122,209          120,774
   Retained earnings ...........................................................      9,563            8,174
                                                                                   --------         --------
          Total stockholders' equity ...........................................     92,987           90,162
                                                                                   --------         --------
          Total liabilities and stockholders' equity ...........................  $ 122,658         $120,702
                                                                                   ========         ========


The accompanying notes are an integral part of these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                   (Unaudited)



                                                                         Three months ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                      2001                   2000
                                                                -----------------      -----------------

Revenues ......................................................       $46,067             $37,114

Cost of sales .................................................        32,034              27,453
                                                                      -------             -------
Gross profit ..................................................        14,033               9,661

Selling, general and administrative expenses ..................        12,025               8,581
                                                                      -------             -------
Operating income ..............................................         2,008               1,080

Interest income ...............................................           307                 694
                                                                      -------             -------

Income before provision for income taxes ......................         2,315               1,774

Provision for income taxes ....................................           926                 710
                                                                      -------             -------
Net income ....................................................       $ 1,389             $ 1,064
                                                                      -------             -------
Net income per common and common equivalent share:

     Basic ....................................................       $  0.12             $  0.09
                                                                      -------             -------
     Diluted ..................................................       $  0.12             $  0.09
                                                                      -------             -------
Weighted average number of common and common equivalent shares:



     Basic ....................................................        11,328              12,300
                                                                      -------             -------

     Diluted ..................................................        11,936              12,475
                                                                      -------             -------


The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  2001            2000
                                                                            ----------------  ---------------
Cash Flows From Operating Activities:
   Net income ..........................................................       $  1,389         $  1,064
   Adjustments to reconcile net income to net cash used in
       operating activities:
     Depreciation and amortization .....................................          1,481            1,086
     Provision for doubtful accounts and credit memo reserves ..........             85               25
     Deferred income taxes .............................................             --             (100)
     Changes in operating assets and liabilities:
        Increase in accounts receivable ................................        (10,123)          (9,712)
        Decrease (increase) in prepaid expenses and other current assets          1,078             (626)
        (Increase) decrease in other assets ............................           (176)              58
        (Decrease) increase in accounts payable and accrued expenses ...           (419)           2,312
        (Decrease) increase in deferred revenue ........................           (552)             335
        Increase in other liabilities ..................................            175               --
                                                                               --------         --------
               Net cash used in operating activities ...................         (7,062)          (5,558)
                                                                               --------         --------
Cash Flows From Investing Activities:
     Purchases of furniture, fixtures and equipment ....................         (2,146)            (128)
                                                                               --------         --------
               Net cash used in investing activities ...................         (2,146)            (128)
                                                                               --------         --------
Cash Flows From Financing Activities:
     Purchase of treasury stock ........................................             --             (200)
     Proceeds from exercise of stock options ...........................          1,436               --
                                                                               --------         --------
               Net cash provided by (used in) financing activities .....          1,436             (200)
                                                                               --------         --------
            Decrease in cash and cash equivalents ......................         (7,772)          (5,886)

Cash and cash equivalents, beginning of period .........................         22,063           44,631
                                                                               --------         --------
Cash and cash equivalents, end of period ...............................       $ 14,291         $ 38,745
                                                                               ========         ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

   Interest ............................................................       $     --      $     --
   Taxes ...............................................................       $    583      $    654

The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)   Description of the Business and Basis of Presentation:

      Boron, LePore & Associates, Inc. (the "Company ") provides outsourced marketing, educational and sales services to the healthcare industry.

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


(2)   Earnings Per Share:

      The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share.


                                                                      Three months ended
                                                                             March 31,
                                                             ------------------------------------------
(In thousands, except per share data)                               2001                    2000
                                                             ------------------       -----------------
Numerator:
   Net income  - Diluted .......................................   $ 1,389                $ 1,064
                                                                   -------                -------

   Net income  - Basic .........................................   $ 1,389                $ 1,064
                                                                   -------                -------
Denominator:
   Weighted average shares outstanding - Basic .................    11,328                 12,300
   Incremental shares from assumed conversions of options.......       608                    175
                                                                   -------                -------
   Weighted average shares outstanding - Diluted ...............    11,936                 12,475
                                                                   -------                -------
Earnings per share - Basic .....................................   $  0.12                $  0.09
                                                                   -------                -------
Earnings per share - Diluted ...................................   $  0.12                $  0.09
                                                                   -------                -------

                        BORON, LEPORE & ASSOCIATES, INC.

                                   (Unaudited)

(3)      Provision for Restructuring and Other Severance:

      During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. The activity impacting the accrual for restructuring and other severance during the three months ended March 31, 2001 is summarized in the following table:


                                                        Balance at      Charges    Balance at
                                                       December 31,   Utilized in   March 31,
(in thousands)                                             2000          2001         2001
------------------------------------------------------------------------------------------------
Workforce reductions and transition................             $87        $(68)          $19
Idle facilities....................................              16          (8)            8
Disposition of assets..............................             615         (14)          601
Other..............................................               9          --             9
                                                     -------------------------------------------
       Total                                                  $ 727        $(90)        $ 637
                                                     ===========================================

(4) Segment Information:

     The Company's management considers its business to be a single business entity - the providing of outsourced marketing, educational and sales services to the healthcare industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.


                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                      2001         2000
                                                                 ------------  ------------
Revenues:
Marketing and educational services...........................         $35,532       $18,291
Sales services...............................................          10,535        18,823
                                                                      -------       -------
    Total revenues...........................................         $46,067       $37,114
                                                                      =======       =======

     In 2001, the Company changed the classification of its revenues due to the development of new product offerings and merging markets. "Contract Sales Services" and "Field Sales Force Logistics" have been combined and disclosed as "Sales Services." Management believes this new classification provides the most useful and relevant measurements to evaluate its business.

(5) Subsequent Event

       On April 30, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Media Communications, Inc. ("MMC"), an Illinois Corporation. The purchase price was $2,625 in cash. In addition, the Company may be required to pay up to an additional $3,150 in contingent cash payments based on the achievement of certain operating goals of the acquired business during the two year period subsequent to the date of the acquistition. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the acquired assets will be allocated to goodwill and non-compete agreements and will be amortized over a period that approximates the estimated useful life of the assets. MMC is based in Chicago, Illinois and provides accredited and non-accredited medical education services. Accordingly, all revenues generated from MMC will be included in "Marketing and Educational Service" revenues.

                             BORON, LEPORE & ASSOCIATES, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     Boron, LePore & Associates, Inc. (the "Company") provides integrated marketing, educational and sales services to the healthcare industry. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis.

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

     We believe that the increase in business with existing customers and the addition of new customers reflect increased recognition of medical communications programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Our portfolio of services includes traditional peer-to-peer meetings, teleconferences, satellite conferences, visiting faculty meetings, promotional and educational content development, symposia, web casts and various other internet based solutions, as well as, our field sales force logistics services and contract sales services. The continued expansion of these services resulted primarily from (i) the fiscal 2000 acquisitions of Consumer2Patient, Inc., Physician to Physician, LLC, and Alternative Media Solutions (collectively "Consumer2Patient"), which provides patient, consumer and physician education, and Armand Scott, Inc., ("Armand Scott"), which creates, designs, develops, implements and monitors medical education programs and services for pharmaceutical, medical device and biotechnology companies, and (ii) as discussed below, the renewal of a contract with a large pharmaceutical company to provide field sales force logistics services.

     In December 2000, we signed a three-year renewal of a field sales force logistics contract, which runs through 2003, with a large pharmaceutical company. The new contract replaces an agreement, which was set to expire in 2001. As in the past, the renewed contract provides for a fixed fee component and a fee for service component, which is dependant upon the amount of service provided.

     During March 2000, a customer notified us that it would be terminating its contract sales service contract on May 31, 2000. During the three month period ended March 31, 2000, such contract represented $2.5 million or 6.7% of our revenues. Accordingly, no revenues were generated from this contract during the three months ended March 31, 2001.

     Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our traditional peer-to-peer meeting business, while other services, particularly educational conferencing and medical education content development, have higher gross margin percentages than our traditional peer-to-peer meeting business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, become selective in pursuing noncore, low margin services, carefully manage operating expenses, improve our mix of revenue and increase our overall revenue. We believe our efforts in 2000, along with our strong balance sheet and cash position, have resulted in a stabilization of our business and will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.


Results of Operations

     The following table sets forth, as a percentage of revenues, certain items reflected in the Company's Statements of Income for the periods indicated.


                                                                     Three months ended
                                                                          March 31,
                                                           ---------------------------------------
                                                                 2001                   2000
                                                                 ----                   ----
Revenues ..............................................         100.0%                 100.0%

Cost of sales .........................................          69.5                   74.0
                                                           ----------------       ----------------
Gross profit ..........................................          30.5                   26.0

Selling, general and administrative expenses ..........          26.1                   23.1
                                                           ----------------       ----------------

Operating income ......................................           4.4                    2.9

Interest income .......................................           0.6                    1.9
                                                           ----------------       ----------------
Income before provision for income taxes ..............           5.0                    4.8

Provision for income taxes ............................           2.0                    1.9
                                                           ----------------       ----------------
Net income ............................................           3.0%                   2.9%
                                                           ================       ================

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenues increased $9.0 million, or 24%, from $37.1 million in the three-month period ended March 31, 2000 to $46.1 million in the three-month period ended March 31, 2001. This growth primarily resulted from an increase of $17.3 million in marketing and educational service revenue, of which approximately $11 million was generated from the acquisitions of Consumer2Patient and Armand Scott in 2000, offset by a $8.3 million decrease in sales service revenue, which includes our field sales force logistics and contract sales service businesses. The contract sales service business was de-emphasized at the beginning of fiscal 2000 and accounted for approximately $3 million of revenue in the first quarter of 2000.

     Cost of sales increased $4.5 million, or 16%, from $27.5 million in the three-month period ended March 31, 2000 to $32.0 million in the three-month period ended March 31, 2001. Cost of sales as a percentage of revenues decreased from 74.0% in the prior year period to 69.5% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of marketing and educational service revenue, which has a higher average gross profit than our sales service business.

     Selling, general and administrative expenses increased $3.4 million, or 40%, from $8.6 million in the three-month period ended March 31, 2000 to $12.0 million in the three-month period ended March 31, 2001. This increase was primarily due to increased personnel related costs of approximately $2.7 million, of which $1.2 million relates to employees of acquired companies, an increase in depreciation and amortization expense of approximately $0.4 million and approximately $0.3 million of increased rent and certain costs incurred as a result of moving corporate headquarters to a new facility. Selling, general and administrative expenses increased as a percentage of revenues from 23.1% in the prior year period to 26.1% in the current year period. This increase is primarily the result of the aforementioned operational costs incurred to support our revenue growth.

     Operating income increased $0.9 million, or 82%, from $1.1 million in the three-month period ended March 31, 2000 to $2.0 million in the three-month period ended March 31, 2001. Operating income as a percentage of revenues increased from 2.9% in the prior year period to 4.4% in the current year period. The increase in operating income as a percentage of revenues was primarily due to the aforementioned decrease in cost of sales as a percentage of revenue, partially offset by the increase in selling, general and administrative expenses as a percentage of revenues.

     Interest income was $0.7 million in the three-month period ended March 31, 2000 compared to $0.3 million in the three-month period ended March 31, 2001. This decrease in interest income was primarily due to our lower average cash balance and lower interest rates in the current year period as compared to the prior year period.

     The provision for income taxes for the three-month periods ended March 31, 2001 and March 31, 2000 reflect estimated Federal and state income tax expense.


Liquidity and Capital Resources

     At March 31, 2001, we had $40.1 million in net working capital, an increase of $2.1 million from December 31, 2000. Our primary sources of liquidity as of March 31, 2001 consisted of cash and cash equivalents and accounts receivable.

     Our accounts receivable turnover averaged 102, 76 and 57 days for the periods ended March 31, 2001, December 31, 2000 and December 31, 1999, respectively. The increase in accounts receivable turnover from December 31, 2000 to March 31, 2001 was due to increased sales and additional revenue recognized for services provided but unbilled due to the terms of certain contracts fulfilled during the three months ended March 31, 2001. The allowance for doubtful accounts and credit memo reserves was $0.9 million at March 31, 2001, $1.3 million at December 31, 2000 and $1.3 million at December 31, 1999. The decrease in this reserve is the result of write-offs of past due accounts receivable balances.

     During the three months ended March 31, 2001, we used $7.1 million for operating activities as compared to $5.6 million during the same period in 2000. In 2001, this increased use of operating cash resulted primarily from higher accounts receivable due to increased sales, partially offset by income, depreciation and amortization, and a decrease in prepaid expenses at March 31, 2000.

     During the three months ended March 31, 2001, we used $2.1 million of cash in investing activities to purchase computer, telephone and office equipment and to build leasehold improvements in our new facility.

     Financing activities during the three-month period ended March 31, 2001 provided $1.4 million of cash from the exercise of stock options as compared to the use of $0.2 million of cash for the repurchase of common stock during the same period in 2000. We did not repurchase any shares of common stock during the three months ended March 31, 2001.

New Accounting Pronouncements

       In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events. The interpretation became effective July 1, 2000, but covers certain events occurring during the period from December 15, 1998 through and including the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but prior to the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Certain Factors That May Affect Future Results

     Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, operating performance and growth in 2001, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: continuation of trends in educational and marketing services, risks relating to the market for our services, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, the seasonality of our business, our dependence on the pharmaceutical industry and those risks and uncertainties contained under the heading "Risk Factors" on page 6 of our for 10-K as filed with the Securities and Exchange Commission.



Quantitative and Qualitative Disclosures about Market Risk

None.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey. The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. The suit seeks unspecified damages. On February 17, 2000 the Company filed a motion to dismiss all claims asserted against it and its officers and directors. On September 18, 2000, the court issued an order and opinion on the motions to dismiss filed by the various defendants. The court granted the motions to dismiss with respect to the claims asserted against Roger D. Kafker, Jacqueline C. Morby, TA Investors, Ltd. Partnership, TA Associates VII, L.P., TA Associates, Inc., TA Associates AAP III, Advent VII, Associates VII, L.P., Advent Atlantic and Pacific III, L.P., Bear Stearns and Co., Inc., and Smith Barney, Inc. The court denied the motions to dismiss with respect to the claims asserted against Boron, LePore & Associates, Inc., Patrick G. LePore, Gregory F. Boron, Timothy J. McIntyre and Martin Veilleux. On February 14, 2001, the Court granted the plaintiff's motion for class certification. The litigation is currently in discovery phase. The Company and the remaining defendants intend to continue their vigorous defense of this action.

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

(a)      Exhibits
         None.

(b)      Reports on Form 8-K
         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BORON, LEPORE & ASSOCIATES, INC.



Date: May 14, 2001                          By: /s/ Patrick G. LePore
                                                --------------------------------
                                                Patrick G. LePore
                                                Chief Executive Officer
                                                and Chairman of the Board
                                                (Principal Executive Officer)


Date: May 14, 2001                          By: /s/ Anthony J. Cherichella
                                                --------------------------------
                                                Anthony J. Cherichella
                                                Chief Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)