Form 10-Q
period 2001-06-30
BORON LEPORE & ASSOCIATES INC
filed 2001-08-14
CIK 1029281

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2001
                 --------------------------------------------

                                      OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-23093


                       BORON, LEPORE & ASSOCIATES, INC.
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                        22-2365997
(State or other jurisdiction                           (I.R.S. Employer
of Incorporation or organization)                     Identification No.)

1800 VALLEY ROAD, WAYNE NEW JERSEY                           07470
(Address of principal executive office)                    (Zip Code)

   Registrant's telephone number, including area code:        (973) 709-3000


Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            YES     X          NO
                                 -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                              OUTSTANDING AT AUGUST 06, 2001
            -----                              ------------------------------
Common stock, par value $.01 share                      11,422,893

                                     INDEX


                                                                                                                             Page
                                                                                                                          ----------
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000..............................           3

            Consolidated Statements of Income for the Three Months Ended June 30, 2001 and 2000 (unaudited) and the
            Six Months Ended June 30, 2001 and 2000 (unaudited).........................................................           4

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
            (unaudited).................................................................................................           5

            Notes to Consolidated Financial Statements..................................................................         6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................................................        9-14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II     OTHER INFORMATION

            Item 1:     Legal Proceedings...............................................................................          15

            Item 2:     Changes in securities...........................................................................          15

            Item 3:     Defaults in Senior Securities...................................................................          15

            Item 4:     Submission of Matters to a Vote of Security Holders.............................................          16

            Item 5:     Other Information...............................................................................          16

            Item 6:     Exhibits and Reports on Form 8-K
            (a)   Exhibits                                                                                                        16
            (b)   Reports on Form 8-K                                                                                             16


            Signatures..................................................................................................          17

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                      June 30,             December 31,
                                                                                        2001                  2000
                                                                                -------------------      ----------------
                                                                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents..............................................                 $  7,544              $ 22,063
  Short-term investments.................................................                    2,032                    --
  Accounts receivable, net...............................................                   53,394                42,402
  Prepaid expense and other current assets...............................                    3,224                 3,866
                                                                                          --------              --------
    Total current assets.................................................                   66,194                68,331
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of $7,426 and $6,210 at June 30, 2001 and
 December 31, 2000, respectively..........................................                  10,585                 8,221
Intangible assets, net...................................................                   52,311                43,620
Other assets.............................................................                      837                   530
                                                                                          --------              --------
    Total assets.........................................................                 $129,927              $120,702
                                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................                  $  4,367              $  6,112
  Accrued payroll.......................................................                     4,207                 2,770
  Accrued expenses......................................................                    17,573                 9,014
  Deferred revenue......................................................                     8,254                12,448
                                                                                          --------              --------
    Total current liabilities...........................................                    34,401                30,344
                                                                                          --------              --------

Other liabilities......................................................                        503                   196
                                                                                          --------              --------
Commitments and contingencies                                                                   --                    --

Stockholders' equity:
  Common stock, $.01 par value, 50,000 shares authorized, 17,350 issued and 11,428 outstanding at June 30, 2001; 17,185 issued
   and 11,245 outstanding at December 31, 2000..........................                       174                   172
  Treasury stock at cost, 5,922 and 5,940 shares at June 30, 2001
   and December 31, 2000, respectively..................................                   (38,840)              (38,958)
  Deferred compensation................................................                       (251)                   --
  Additional paid-in capital...........................................                    122,466               120,774
  Retained earnings....................................................                     11,474                 8,174
                                                                                          --------              --------
    Total stockholders' equity.........................................                     95,023                90,162
                                                                                          --------              --------
    Total liabilities and stockholders' equity.........................                   $129,927              $120,702
                                                                                          ========              ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                  (Unaudited)


                                                    Three months ended                             Six months ended
                                                         June 30,                                      June 30,
                                         -----------------------------------------     ----------------------------------------
                                                2001                   2000                  2001                   2000
                                         ------------------      -----------------     -----------------      -----------------


Revenues.................................          $53,327                $41,099               $99,394                $78,213

Cost of sales............................           37,196                 29,724                69,230                 57,177
                                                   -------                -------               -------                -------

  Gross profit...........................           16,131                 11,375                30,164                 21,036
                                                   -------                -------               -------                -------

Selling, general and administrative
expenses................................            12,990                  9,782                25,015                 18,363
Loss on disposal of fixed assets........               144                     --                   144                     --
                                                   -------                -------               -------                -------

  Total expenses........................            13,134                  9,782                25,159                 18,363
                                                   -------                -------               -------                -------

Operating income........................             2,997                  1,593                 5,005                  2,673

Interest income, net....................               189                    607                   496                  1,301
                                                   -------                -------               -------                -------

Income before provision for income
taxes...................................             3,186                  2,200                 5,501                  3,974

Provision for income taxes..............             1,275                    890                 2,201                  1,600
                                                   -------                -------               -------                -------

Net income..............................           $ 1,911                $ 1,310               $ 3,300                $ 2,374
                                                   =======                =======               =======                =======

Net income per common and common
equivalent share:

  Basic..................................            $0.17                  $0.11                 $0.29                  $0.19
                                                   =======                =======               =======                =======
  Diluted................................            $0.16                  $0.11                 $0.28                  $0.19
                                                   =======                =======               =======                =======

Weighted average number of common and
common equivalent shares:

  Basic...................................          11,404                 12,172                11,366                 12,236
                                                   =======                =======               =======                =======
  Diluted................................           12,074                 12,291                12,005                 12,383
                                                   =======                =======               =======                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                              ---------------------------------------
                                                                                      2001                 2000
                                                                              ------------------      ---------------

Cash Flows From Operating Activities:
  Net income.................................................................          $  3,300             $  2,374
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization............................................             2,946                2,155
    Provision for doubtful accounts and credit memo reserves.................               170                  152
    Non-cash compensation....................................................                 8                   --
    Loss on disposal of fixed assets.........................................               144                   --
    Deferred income taxes....................................................                --                 (100)
    Changes in operating asset and liabilities:
      Increase in accounts receivable........................................           (11,474)              (3,998)
      Decrease (increase) in prepaid expenses and other current assets.......               642               (1,675)
      (Increase) decrease in other assets....................................              (307)                  58
      Increase in accounts payable and accrued expenses......................               998                1,948
      Decrease in deferred revenue...........................................            (4,194)              (5,785)
      Increase in other liabilities..........................................               306                   23
                                                                                       --------             --------
         Net cash used in operating activities...............................            (7,461)              (4,848)
                                                                                       --------             --------


Cash Flows From Investing Activities:
   Purchases of furniture, fixtures and equipment............................            (4,096)                (338)
   Business acquisitions, net of acquired cash...............................            (2,484)              (8,829)
   Increase in short-term investments........................................            (2,032)                  --
                                                                                       --------             --------
     Net cash used in investing activities...................................            (8,612)              (9,167)
                                                                                       --------             --------


Cash Flows From Financing Activities:
  Purchase of treasury stock................................................                 --               (2,467)
  Proceeds from the exercise of stock options...............................              1,554                  --
                                                                                       --------             --------
       Net cash provided by (used in) financing activities..................              1,554               (2,467)
                                                                                       --------             --------

       Decrease in cash and cash equivalents................................            (14,519)             (16,482)

Cash and cash equivalents, beginning of period............................               22,063               44,631
                                                                                       --------             --------

Cash and cash equivalents, end of period..................................             $  7,544             $ 28,149
                                                                                       ========             ========


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
 Interest.....................................................................         $     --             $     24
 Taxes........................................................................         $  2,744             $  1,466

  The accompanying notes are an integral part of these consolidated financial statements.

(1)   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

Boron, LePore & Associates, Inc. (the ''Company'') provides integrated medical education and sales services to the healthcare industry.

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


(2)   EARNINGS PER SHARE:

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share.


                                                           Three months ended                        Six months ended
                                                                June 30,                                 June 30,
                                                 ------------------------------------     -------------------------------------
                                                       2001                 2000                 2001                 2000
                                                 ---------------     ----------------     ----------------     ----------------

Numerator:
    Net Income - Diluted.......................      $ 1,911              $ 1,310              $ 3,300              $ 2,374
                                                     =======              =======              =======              =======


    Net Income - Basic.........................      $ 1,911              $ 1,310              $ 3,300              $ 2,374
                                                     =======              =======              =======              =======

Denominator:
    Weighted average shares outstanding - Basic       11,404               12,172               11,366               12,236

    Incremental shares from assumed conversions
    of options.................................          670                  119                  639                  147
                                                     -------              -------              -------              -------

    Weighted average shares outstanding - Diluted     12,074               12,291               12,005               12,383
                                                     =======              =======              =======              =======

Earnings per share - Basic.................          $  0.17              $  0.11              $  0.29              $  0.19
                                                     =======              =======              =======              =======

Earnings per share - Diluted...............          $  0.16              $  0.11              $  0.28              $  0.19
                                                     =======              =======              =======              =======


(3)  PROVISION FOR RESTRUCTURING AND OTHER SEVERANCE:

  During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. The activity impacting the accrual for restructuring and other severance during the six months ended June 30, 2001 is summarized in the following table:

                                                         Balance at       Charges      Balance at
                                                        December 31,    Utilized in     June 30,
(in thousands)                                             2000            2001           2001
-------------------------------------------------------------------------------------------------
Workforce reductions and transition...............        $  87          $ (83)          $   4
Idle facilities...................................           16            (16)             --
Disposition of assets.............................          615           (105)            518
Other.............................................            9             --               9
                                                    -----------       ---------     -----------
       Total                                              $ 727          $(196)          $ 531
                                                    ===========       =========     ===========

(4) ACQUISITIONS:

   On April 30, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Media Communications, Inc. ("MMC"), an Illinois Corporation. The purchase price was $2,625 in cash. In addition, the Company may be required to pay up to an additional $3,150 in contingent cash payments based on the achievement of certain operating goals of the acquired business during the two-year period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the acquired assets was allocated to goodwill and non-compete agreements. In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles Assets," ("FAS 142"), the goodwill related to this acquisition will be amortized over a 15 year period through December 31, 2001, at which time, as permitted by FAS 142, amortization expense related to goodwill will no longer be recognized and the asset will be periodically tested for impairment. All amounts allocated to non-compete agreements will be amortized over a period of five years. MMC is based in Chicago, Illinois and provides accredited and non-accredited medical education services. Accordingly, all revenues generated from MMC will be included in "Medical and Education Services" revenues.

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


                                                     For the Three Months                For the Six Months
                                                        Ended June 30,                     Ended June 30,
                                                      2001             2000             2001               2000
                                                   -------          -------          -------            -------
Revenues:
Medical and education services...........          $41,354          $22,098          $76,886            $40,389
Sales services...........................           11,973           19,001           22,508             37,824
                                                   -------          -------          -------            -------
  Total revenues.........................          $53,327          $41,099          $99,394            $78,213
                                                   =======          =======          =======            =======

   In 2001, the Company changed the classification of its revenues due to the development of new product offerings and merging markets. "Contract Sales Services" and "Field Sales Force Logistics" have been combined and disclosed as "Sales Services." Management believes this new classification provides the most useful and relevant measurements to evaluate its business.

(6)  SUBSEQUENT EVENTS:

   In July 2001, the Company paid $2,000 in cash based on the achievement of certain operating goals during the twelve-month period subsequent to the date of acquisition of Consumer2Patient, Inc.

                       BORON, LEPORE & ASSOCIATES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Boron, LePore & Associates, Inc. (the "Company") provides integrated medical education and sales services to the healthcare industry. Substantially all of our customers are large pharmaceutical companies seeking to communicate their messages to physicians and other healthcare professionals on a cost-effective basis.

  Our objective is to enhance our position as a leading provider of medical communications programs, continue to expand our educational services, particularly content development and delivery, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our field sales force logistics services. The principal elements of our strategy in order to continue to offer integrated solutions that include promotional, educational, and sales services, including a variety of internet-based solutions related to these services are to; (i) increase business with existing customers; (ii) obtain new customers; (iii) target new audiences; and (iv) pursue strategic acquisitions.

  We believe that the increase in business with existing customers and the addition of new customers reflect increased recognition of medical communications programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry.
Our portfolio of services includes traditional peer-to-peer meetings, teleconferences, satellite conferences, visiting faculty meetings, promotional and educational content development, symposia, web casts and various other internet based solutions, as well as, our field sales force logistics services and contract sales services. The continued expansion of these services resulted primarily from (i) the fiscal 2000 acquisitions of Consumer2Patient, Inc., Physician to Physician, LLC, and Alternative Media Solutions (collectively "Consumer2Patient"), which provides patient, consumer and physician education, and Armand Scott, Inc., ("Armand Scott"), which creates, designs, develops, implements and monitors medical education programs and services for pharmaceutical, medical device and biotechnology companies and (ii) the fiscal 2001 acquisition of Medical Media Communications, Inc. ("MMC"), which produces multi-sponsored medical education programs.

  In December 2000, we signed a three-year renewal of a field sales force logistics contract, which runs through 2003, with a large pharmaceutical company. The new contract replaces an agreement which was set to expire in 2001. As in the past, the renewed contract provides for a fixed fee component and a fee for service component, which is dependant upon the amount of service provided.

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

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in our Statements of Income for the periods indicated.

                                                        Three months ended                       Six months ended
                                                             June 30,                                June 30,
                                               ---------------------------------       ---------------------------------
                                                   2001                 2000                2001                2000
                                               ------------        -------------       -------------       -------------


Revenues.....................................    100.0%               100.0%              100.0%              100.0%

Cost of sales................................     69.8                 72.3                69.7                73.1
                                              ------------        -------------       -------------       -------------

Gross profit................................      30.2                 27.7                30.3                26.9
                                              ------------        -------------       -------------       -------------

Selling, general and administrative
expenses....................................      24.4                 23.8                25.2                23.5
Loss on disposal of fixed assets............       0.2                   --                 0.1                  --
                                              ------------        -------------       -------------       -------------


    Total expenses..........................      24.6                 23.8                25.3                23.5
                                              ------------        -------------       -------------       -------------

Operating income............................       5.6                  3.9                 5.0                 3.4

Interest income, net........................       0.4                  1.5                 0.5                 1.7
                                              ------------        -------------       -------------       -------------

Income before provision for income taxes....       6.0                  5.4                 5.5                 5.1

Provision for income taxes..................       2.4                  2.2                 2.2                 2.1
                                              ------------        -------------       -------------       -------------

Net income..................................       3.6%                 3.2%                3.3%                3.0%
                                              ============        =============       =============       =============


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

   Revenues increased $12.2 million, or 30%, from $41.1 million in the three-month period ended June 30, 2000 to $53.3 million in the three-month period ended June 30, 2001. This growth primarily resulted from a $19.2 million increase in medical and education services revenue, of which $8.4 million of the increase was generated from the acquisitions of Consumer2Patient and Armand Scott in 2000 and $0.9 million of the increase a result of the acquisition of MMC. The increase in medical and education services revenue is offset by a $7.0 million decrease in sales services revenue, which includes our field sales force logistics and contract sales service business. The decrease was primarily due to a lower volume of programs performed by our field sales force logistics services in the three-month period ended June 30, 2001 when compared to the three-month period ended June 30, 2000. Additionally, our contract sales service business was de-emphasized at the beginning of 2000 and accounted for approximately $1.3 million of revenue in the second quarter of 2000.

   Cost of sales increased $7.5 million, or 25%, from $29.7 million in the three-month period ended June 30, 2000 to $37.2 million in the three-month period ended June 30, 2001. Cost of sales as a percentage of revenues decreased from 72.3% in the prior year period to 69.8% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of medical and education services revenue, which has a higher average gross profit than our field sales force logistics service revenue. The higher gross profit on our medical and education services revenue is due to the lower proportion of production costs, which are passed through to the customer with no markup.

   Selling, general and administrative expenses increased $3.2 million, or 33%, from $9.8 million in the three-month period ended June 30, 2000 to $13.0 million in the three-month period ended June 30, 2001. This increase was primarily due to increased personnel related costs of approximately $2.5 million, of which $1.2 million related to the employees of acquired companies, $0.3 million of operating expenses for Consumer2Patient, Armand Scott and MMC that were not reflected in the 2000 amounts, and an increase of approximately $0.4 of depreciation and amortization. Selling, general and administrative expenses increased as a percentage of revenues from 23.8% in the prior year period to 24.4% in the current year period. This percentage increase was primarily the result of the aforementioned operational costs incurred to support our acquisitions and revenue growth.

     Loss on disposal of fixed assets was $0.1 million in the three-month period ended June 30, 2001 and related primarily to the disposition of computer equipment.

     Operating income increased $1.4 million, or 88%, from $1.6 million in the three-month period ended June 30, 2000 to $3.0 million in the three-month period ended June 30, 2001. The increase in operating income is the result of our organic revenue growth and the revenue contributed by our acquisitions. Operating income as a percentage of revenues increased from 3.9% in the prior year period to 5.6% in the current year period. The increase in operating income as a percentage of revenues was due to the aforementioned decrease in cost of sales as a percentage of revenue, partially offset by the increase in selling, general and administrative expenses.

     Interest income was $0.6 million in the three-month period ended June 30, 2000 compared to $0.2 million in the three-month period ended June 30, 2001. This decrease in interest income was primarily due to our lower average cash balance, as a result of cash used for acquisitions and lower interest rates in the current year period as compared to the prior year period.

     The provision for income taxes for the three-month period ended June 30, 2001 and June 30, 2000 reflect estimated Federal and state income tax expense at our estimated effective tax rate.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     Revenues increased $21.2 million, or 27%, from $78.2 million in the six-month period ended June 30, 2000 to $99.4 million in the six-month period ended June 30, 2001. This growth primarily resulted from a $36.5 million increase in medical and education services revenue, of which approximately $21.8 million was generated from the acquisitions of Consumer2Patient and Armand Scott and $0.9 million of the increase, a result of the acquisition of MMC. The increase in medical and education services revenue is offset by a $15.3 million decrease in sales services revenue, which includes our field sales force logistics and contract sales service business. The decrease in sales service revenue was primarily due to a lower volume of programs performed by our field sales force logistics services in the six-month period ended June 30, 2001 when compared to the six-month period ended June 30, 2000. Additionally, our contract sales service business was de-emphasized at the beginning of 2000 and accounted for approximately $3.5 million of revenue in the first six months of 2000.

     Cost of sales increased $12.0 million, or 21%, from $57.2 million in the six-month period ended June 30, 2000 to $69.2 million in the six-month period ended June 30, 2001. Cost of sales as a percentage of revenues decreased from 73.1% in the prior year period to 69.7% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of medical and education services revenue, which has a higher average gross profit than our field sales force logistics service revenue. The higher gross profit on our medical education services revenue is due to the lower proportion of production costs, which are passed through to the customer with no markup.

     Selling, general and administrative expenses increased $6.6 million, or 36%, from $18.4 million in the six-month period ended June 30, 2000 to $25.0 million in the six-month period ended June 30, 2001. This increase was primarily due to increased personnel related costs of approximately
$4.3 million, of which $2.4 million related to the employees of acquired companies, $0.9 million of operating expenses for Consumer2Patient, Armand Scott and MMC that were not reflected in the 2000 amounts, an increase of approximately $0.8 of depreciation and amortization, and approximately
$0.4 million in increased rent and certain costs incurred as a result of moving corporate headquarters to a new facility. Selling, general and administrative expenses increased as a percentage of revenues from 23.5% in the prior year period to 25.2% in the current year period. This percentage increase was primarily the result of the aforementioned operational costs incurred to support our acquisitions and revenue growth.

     Loss on disposal of fixed assets was $0.1 million in the six-month period ended June 30, 2001 and related primarily to the disposition of computer equipment.

   Operating income increased $2.3 million, or 85%, from $2.7 million in the six-month period ended June 30, 2000 to $5.0 million in the six-month period ended June 30, 2001. The increase in operating income is the result of our organic revenue growth and the revenue contributed by our acquisitions. Operating income as a percentage of revenues increased from 3.4% in the prior year period to 5.0% in the current year period. The increase in operating income as a percentage of revenues was due to the aforementioned decrease in cost of sales as a percentage of revenue, partially offset by the increase in selling, general and administrative expenses.

   Interest income was $1.3 million in the six-month period ended June 30, 2000 compared to $0.5 million in the six-month period ended June 30, 2001. This decrease in interest income was primarily due to our lower average cash balance, as a result of cash used for acquisitions and lower interest rates in the current year period as compared to the prior year period.

   The provision for income taxes for the six-month periods ended June 30, 2001 and June 30, 2000 reflect estimated Federal and state income tax expense at our estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 2001, we had $31.8 million in net working capital, a decrease of $5.3 million from December 31, 2000. Our primary sources of liquidity as of June 30, 2001 consisted of cash and cash equivalents, short-term investments and accounts receivable.

   Our accounts receivable turnover averaged 90, 76 and 57 days for the periods ended June 30, 2001, December 31, 2000 and December 31, 1999. The increase in accounts receivable turnover from December 31, 2000 to June 30, 2001 was due to increased sales and additional revenue recognized for service provided, but unbilled due to the terms of certain contracts fulfilled during the six months ended June 30, 2001. The allowance for doubtful accounts was $1.1 million at June 30, 2001, $1.3 million at December 31, 2000 and $1.3 million at December 31, 1999. The decrease in this reserve is the result of write-offs of past due accounts receivable balances.


  During the six months ended June 30, 2001, we used $7.5 million in operating activities as compared to $4.9 million during the same period in 2000. In 2001, the use of operating cash resulted primarily from higher accounts receivable and lower deferred revenue, due to increased sales and less up front billings to our customers. These amounts are partially offset by net income, higher depreciation and amortization, and an increase in accounts payable and accrued expense balances at June 30, 2001. We believe our cash flow from ongoing operations will be sufficient to meet future obligations related to our operating activities.

  During the six months ended June 30, 2001, we used $8.6 million of cash in investing activities which was comprised of $2.5 million of cash related to the acquisition of MMC, $4.1 million used to purchase computer, telephone and office equipment, and 2.0 million of cash to purchase a short term investment which matures in November 2001.

  Financing activities during the six-month period ended June 30, 2001 generated $1.6 million of cash through the exercise of stock options as compared to the use of $2.5 million of cash for the repurchase of common stock during the same period last year. We did not repurchase any shares of common stock during the six months ended June 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

   During June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

  SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives will be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

  The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. Total amortization of intangible assets and goodwill for the six months ended June 30, 2001 and for the year ended December 31, 2000 was $6,738 and $5,232, respectively.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events. The interpretation became effective July 1, 2000, but covers certain events occurring during the period from December 15, 1998 through and including the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but prior to the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, operating performance and growth in 2001, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: continuation of trends in educational and marketing services, risks relating to the market for our services, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, the seasonality of our business, our dependence on the pharmaceutical industry and those risks and uncertainties contained under the heading ''Risk Factors'' on page 6 of our form 10-K as filed with the Securities and Exchange Commission.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its 2001 Annual Meeting of Stockholders on May 23, 2001. At the meeting, the following directors were elected to serve until the 2004 Annual Meeting.

                      Vote For   Vote Withheld
                      ---------  -------------

John A. Staley        9,458,635        972,200
John T. Spitznagel    9,458,635        972,200
Ronald M. Nordmann    9,458,635        972,200

   In addition the stockholders approved an amendment to the Company's Amended and Restated 1996 Stock Option Plan ("the Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan by 1,200,000 shares.

                     Vote For    Vote Against     Vote Withheld    Non Votes
                     --------    -------------    -------------    ---------
Amendment to Plan    5,012,802     2,250,219          6,850        3,115,986

ITEM 5.  OTHER INFORMATION

  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
          None

(b)  Reports on Form 8-K
          None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          BORON, LEPORE & ASSOCIATES, INC.



Date: August 14,  2001                By: /s/ Patrick G. LePore
                                         ---------------------------------
                                          Patrick G. LePore
                                          Chief Executive Officer
                                          and Chairman of the Board
                                          (Principal Executive Officer)



Date: August 14,  2001                By: /s/ Anthony J. Cherichella
                                         ----------------------------------
                                          Anthony J. Cherichella
                                          Chief Financial Officer, Secretary and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)