Form 10-Q
period 2001-09-30
BORON LEPORE & ASSOCIATES INC
filed 2001-11-14
CIK 1029281

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2001
               -------------------------------------------------

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


                     YES       X           NO
                         --------------       ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                      OUTSTANDING AT NOVEMBER 8, 2001
                   -----                      -------------------------------
    Common stock, par value $.01 share                  11,622,666

================================================================================

                        BORON, LEPORE & ASSOCIATES, INC.


                                     INDEX


                                                                                                                   Page
                                                                                                                ----------
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000..................       3

            Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000
            (unaudited) and the Nine Months Ended September 30, 2001 and 2000 (unaudited)........................       4

            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
            (unaudited)..........................................................................................       5

            Notes to Consolidated Financial Statements...........................................................     6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................................    9-13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................      14

PART II     OTHER INFORMATION

            Item 1:     Legal Proceedings........................................................................      15

            Item 2:     Changes in Securities....................................................................      15

            Item 3:     Defaults in Senior Securities............................................................      15

            Item 4:     Submission of Matters to a Vote of Security Holders......................................      16

            Item 5:     Other Information........................................................................      16

            Item 6:     Exhibits and Reports on Form 8-K.........................................................      16
                        (a)   Exhibits
                        (b)   Reports on Form 8-K

            Signatures...........................................................................................      17

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                          September 30,  December 31,
                                                                                              2001          2000
                                                                                           ---------     ---------
                                                                                          (Unaudited)
                                 ASSETS
Current assets:

 Cash and cash equivalents ............................................................    $   1,435     $  22,063
 Short-term investments ...............................................................        2,053          --
 Accounts receivable, net .............................................................       62,720        42,402
 Prepaid expenses and other current assets ............................................        3,663         3,866
                                                                                           ---------     ---------
  Total current assets ................................................................       69,871        68,331


 Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
  $8,196 and $6,210 at September 30, 2001 and December 31, 2000, respectively .........       10,804         8,221
 Intangible assets, net ...............................................................       51,385        43,620
 Other assets .........................................................................          921           530
                                                                                           ---------     ---------
  Total assets ........................................................................    $ 132,981     $ 120,702
                                                                                           =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable .....................................................................    $   4,076     $   6,112
 Accrued payroll ......................................................................        3,486         2,770
 Accrued expenses .....................................................................       12,996         9,014
 Deferred revenue .....................................................................       13,460        12,448
                                                                                           ---------     ---------
  Total current liabilities ...........................................................       34,018        30,344
                                                                                           ---------     ---------
  Other liabilities ...................................................................          591           196
                                                                                           ---------     ---------

Commitments and contingencies .........................................................         --            --

Stockholders' equity:
 Common stock, $.01 par value, 50,000 shares authorized, 17,370 issued and
  11,616 outstanding at September 30, 2001; 17,185 issued and 11,245 outstanding
  at December 31, 2000 ................................................................          174           172
 Treasury stock at cost, 5,754 and 5,940 shares at September 30, 2001 and
  December 31, 2000, respectively .....................................................      (37,692)      (38,958)
 Deferred Compensation ................................................................         (897)         --
 Additional paid-in capital ...........................................................      123,984       120,774
 Retained earnings ....................................................................       12,803         8,174
                                                                                           ---------     ---------
  Total stockholders' equity ..........................................................       98,372        90,162
                                                                                           ---------     ---------
  Total liabilities and stockholders' equity ..........................................    $ 132,981     $ 120,702
                                                                                           =========     =========

                           The accompanying notes are
             an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                Three months ended      Nine months ended
                                                   September 30,          September 30,
                                                ------------------    --------------------
                                                  2001       2000        2001        2000
                                                -------    -------    --------    --------
Revenues ...................................    $45,970    $39,591    $145,364    $117,804

Cost of sales ..............................     32,587     28,276     101,817      85,453
                                                -------    -------    --------    --------
Gross profit ...............................     13,383     11,315      43,547      32,351
                                                -------    -------    --------    --------

Selling, general and administrative expenses     11,250      9,772      36,265      28,135
Loss on disposal of fixed assets............       --         --           144        --
                                                -------    -------    --------    --------
  Total expenses ...........................     11,250      9,772      36,409      28,135
                                                -------    -------    --------    --------
Operating income ...........................      2,133      1,543       7,138       4,216

Interest income, net .......................         82        551         578       1,852
                                                -------    -------    --------    --------

Income before provision for income taxes ...      2,215      2,094       7,716       6,068

Provision for income taxes .................        886        830       3,087       2,430
                                                -------    -------    --------    --------

Net income .................................    $ 1,329    $ 1,264    $  4,629    $  3,638
                                                =======    =======    ========    ========

Net income per common and common
 equivalent share:

 Basic .....................................    $  0.12    $  0.11    $   0.41    $   0.30
                                                =======    =======    ========    ========

 Diluted ...................................    $  0.11    $  0.10    $   0.38    $   0.30
                                                =======    =======    ========    ========

Weighted average number of common and
 common equivalent shares:

 Basic .....................................     11,544     11,915      11,426      12,128
                                                =======    =======    ========    ========

 Diluted ...................................     12,306     12,146      12,106      12,303
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

                        BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       ---------------------
                                                                                         2001         2000
                                                                                       --------     --------

Cash Flows From Operating Activities:
Net income ........................................................................    $  4,629     $  3,638
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization ...................................................       4,682        3,453
  Provision for doubtful accounts and credit memo reserves ........................          70          (25)
  Non-cash compensation ...........................................................          76         --
  Loss on disposal of fixed assets ................................................         144         --
  Deferred income taxes ...........................................................        --            150
  Changes in operating assets and liabilities:
   Increase in accounts receivable ................................................     (20,698)      (2,484)
   Decrease (increase) in prepaid expenses and other assets .......................         202       (2,657)
   (Increase) decrease in other assets ............................................        (391)          64
   Increase in accounts payable and accrued expenses ..............................       1,082        3,052
   Increase (decrease) in deferred revenue ........................................       1,012       (1,890)
   Increase in other liabilities ..................................................         395           23
                                                                                       --------     --------
    Net cash (used in) provided by operating activities ...........................      (8,797)       3,324
                                                                                       --------     --------


Cash Flows From Investing Activities:

  Purchases of furniture, fixtures and equipment ..................................      (5,197)        (829)
  Business acquisitions, net of acquired cash .....................................      (2,485)      (8,881)
  Business acquisitions, contingent consideration .................................      (3,801)        --
  Increase in short-term investments ..............................................      (2,053)        --
                                                                                       --------     --------
    Net cash used in investing activities .........................................     (13,536)      (9,710)
                                                                                       --------     --------


Cash Flows From Financing Activities:
  Purchase of treasury stock ......................................................          (3)      (7,869)
  Proceeds from the exercise of stock options .....................................       1,708         --
                                                                                       --------     --------
    Net cash provided by (used in) financing activities ...........................       1,705       (7,869)
                                                                                       --------     --------

    Decrease in cash and cash equivalents .........................................     (20,628)     (14,255)

Cash and cash equivalents, beginning of period ....................................      22,063       44,631
                                                                                       --------     --------

Cash and cash equivalents, end of period ..........................................    $  1,435     $ 30,376
                                                                                       ========     ========


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest ..........................................................................    $   --       $     25
Taxes .............................................................................    $  3,109     $  2,969


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


(2) EARNINGS PER SHARE:

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share.


                                                           Three months ended    Nine months ended
                                                             September 30,          September 30,
                                                           ------------------    ------------------
                                                             2001       2000       2001       2000
                                                           -------    -------    -------    -------

Numerator:
 Net Income  - Diluted ................................    $ 1,329    $ 1,264    $ 4,629    $ 3,638
                                                           =======    =======    =======    =======


 Net Income  - Basic ..................................    $ 1,329    $ 1,264    $ 4,629    $ 3,638
                                                           =======    =======    =======    =======

Denominator:
 Weighted average shares outstanding - Basic ..........     11,544     11,915     11,426     12,128

 Incremental shares from assumed conversions of options        762        231        680        175
                                                           -------    -------    -------    -------

 Weighted average shares outstanding - Diluted ........     12,306     12,146     12,106     12,303
                                                           =======    =======    =======    =======

Earnings per share - Basic ............................    $  0.12    $  0.11    $  0.41    $  0.30
                                                           =======    =======    =======    =======

Earnings per share - Diluted ..........................    $  0.11    $  0.10    $  0.38    $  0.30
                                                           =======    =======    =======    =======

                       BORON, LEPORE & ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

                                  (unaudited)



(3) PROVISION FOR RESTRUCTURING AND OTHER SEVERANCE:

  During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. The activity impacting the accrual for restructuring and other severance during the nine months ended September 30, 2001 is summarized in the following table:

                                         Balance at     Charges      Balance at
                                        December 31,  Utilized in  September 30,
(in thousands)                             2000          2001          2001
                                           ----         -----          ----
Workforce reductions and transition        $ 87         $ (83)         $  4
Idle facilities ...................          16           (16)          --
Disposition of assets .............         615          (179)          436
Other .............................           9          --               9
                                           ----         -----          ----
    Total .........................        $727         $(278)         $449
                                           ====         =====          ====

(4) ACQUISITIONS:

   On April 30, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Media Communications, Inc. ("MMC"), an Illinois Corporation. The purchase price was $2,625 in cash. In addition, the Company may be required to pay up to an additional $3,150 in contingent cash payments based on the achievement of certain operating goals of the acquired business during the two-year period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the acquired assets was allocated to goodwill and non-compete agreements. In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles," the goodwill related to this acquisition will be amortized over a 15 year period through December 31, 2001, at which time, amortization will stop and the asset will be periodically judged for impairment. All amounts allocated to non-compete agreements will be amortized over a period of five years. MMC is based in Chicago, Illinois and provides accredited and non-accredited medical education services. Accordingly, all revenues generated from MMC will be included in "Medical Education Services" revenues.

(5) SEGMENT INFORMATION:

  The Company's management considers its business to be a single business entity-the providing of integrated medical education and sales services to the healthcare industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management evaluates its product offerings on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.

                                       For the Three Months           For the Nine Months
                                        Ended September 30,           Ended September 30,
                                      ----------------------        ------------------------
                                        2001           2000            2001            2000
                                      -------        -------        --------        --------
Revenues:
Medical education services....        $35,644        $23,298        $112,530        $ 63,687
Sales services ...............         10,326         16,293          32,834          54,117
                                      -------        -------        --------        --------
  Total revenues .............        $45,970        $39,591        $145,364        $117,804
                                      =======        =======        ========        ========

   In 2001, the Company changed the classification of its revenues due to the development of new product offerings and merging markets. "Contract Sales Services" and "Field Sales Force Logistics" have been combined and disclosed as "Sales Services." Management believes this new classification provides the most useful and relevant measurements to evaluate its business


(6) SUBSEQUENT EVENTS:

  In October 2001, the Company paid $1,800 in cash based on the achievement of certain operating goals during the twelve-month period subsequent to the date of acquisition of Armand Scott, Inc.

  In October 2001, the Company entered into a $15,000 revolving credit agreement with a bank, secured by substantially all of the Company's assets. The agreement contains sublimits of up to $10,000 to be used for acquisition related activities and $500 for standby letters of credit. Interest rates are based on the London Interbank Offered Rate ("LIBOR") plus 1.75% or the prime rate. A facility fee is charged on the unused amount at a rate of .125%. The credit agreement matures on December 31, 2003.

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

  Our objective, is to enhance our position as a leading provider of medical communications programs, continue to expand our educational services, particularly content development and delivery, selectively expand and add complimentary services to our array of other outsourced promotional, marketing and logistical services and expand the market for our sales service offerings. The principal elements of our strategy in order to continue to offer integrated solutions that include educational, promotional, and sales services, including a variety of internet-based solutions related to these services are to; (i) increase business with existing customers; (ii) obtain new customers; (iii) target new audiences; and (iv) pursue strategic acquisitions.

  We believe that the increase in business with existing customers and the addition of new customers reflect increased recognition of medical education communication programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry. Our portfolio of services includes traditional educational and promotional peer-to-peer meetings, teleconferences, satellite conferences, visiting faculty meetings, promotional and educational content development, symposia, web casts and various other internet based solutions, as well as, our field sales force logistics services and sales services. The continued expansion of these services resulted primarily from (i) the fiscal 2000 acquisitions of Consumer2Patient, Inc., Physician to Physician, LLC, and Alternative Media Solutions (collectively "Consumer2Patient"), which provides patient, consumer and physician education, and Armand Scott, Inc., ("Armand Scott"), which creates, designs, develops, implements and monitors medical education programs and services for pharmaceutical, medical device and biotechnology companies and (ii) the fiscal 2001 acquisition of Medical Media Communications, Inc. ("MMC"), which produces multi-sponsored medical education programs.

  In December 2000, we signed a three-year renewal of a field sales force logistics contract, which runs through 2003, with a large pharmaceutical company. The new contract replaces an agreement, which was set to expire in 2001. As in the past, the renewed contract provides for a fixed fee component and a fee for service component, which is dependant upon the amount of service provided.

  Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our traditional medical education and peer-to-peer meeting businesses, while other services, particularly educational conferencing and medical education content development, have higher gross margin percentages than our traditional peer-to-peer meeting business. As such, the mix of business generated from individual services could impact our operating profit percentage.

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues certain items reflected in our Statements of Income for the periods indicated.

                                                        Three months ended           Nine months ended
                                                          September 30,                 September 30,
                                                      ---------------------         ---------------------
                                                       2001           2000           2001           2000
                                                      ------         ------         ------         ------
Revenues ...................................           100.0%         100.0%         100.0%         100.0%

Cost of sales ..............................            70.9           71.4           70.0           72.5
                                                      ------         ------         ------         ------

Gross profit ...............................            29.1           28.6           30.0           27.5
                                                      ------         ------         ------         ------

Selling, general and administrative expenses            24.5           24.7           25.0           23.9
Loss on disposal of fixed assets ...........             --             --              .1            --
                                                      ------         ------         ------         ------


  Total expenses ...........................            24.5           24.7           25.1           23.9
                                                      ------         ------         ------         ------

Operating income ...........................             4.6            3.9            4.9            3.6

Interest income, net .......................              .2            1.4             .4            1.6

                                                      ------         ------         ------         ------

Income before provision for income taxes ...             4.8            5.3            5.3            5.2

Provision for income taxes .................             1.9            2.1            2.1            2.1
                                                      ------         ------         ------         ------

Net income .................................             2.9%           3.2%           3.2%           3.1%
                                                      ======         ======         ======         ======


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

  Revenues increased $6.4 million, or 16%, from $39.6 million in the three-month period ended September 30, 2000 to $46.0 million in the three-month period ended September 30, 2001. This growth primarily resulted from an increase of $12.4 million in medical education services revenue, of which approximately $3.2 million was generated from the acquisition of MMC. This increase in medical education services revenue is offset by a $6.0 million decrease in sales services revenues, which includes our field sales force logistics service and contract sales service business. The decrease was primarily due to a lower volume of programs performed by our field sales force logistics services in the three-month period ended September 30, 2001 when compared to the three-month period ended September 30, 2000.

  Cost of sales increased $4.3 million, or 15%, from $28.3 million in the three-month period ended September 30, 2000 to $32.6 million in the three-month period ended September 30, 2001. Cost of sales as a percentage of revenues decreased from 71.4% in the prior year period to 70.9% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of medical education services revenue, which has a higher average gross profit than our field sales force logistics service revenue. The higher gross profit on our medical education services revenue is due to the lower proportion of production costs which are passed through to the customer with no markup.

  Selling, general and administrative expenses increased $1.5 million, or 15%, from $9.8 million in the three-month period ended September 30, 2000 to $11.3 million in the three-month period ended September 30, 2001. This increase was primarily due to increased personnel related costs of approximately $0.9 million, which is net of certain revisions to employee incentive plans awarded at the discretion of management and includes $0.2 million of expenses related to employees of MMC, $0.1 million in operating expenses for MMC not reflected in the 2000 amounts, an increase of approximately $0.5 million in depreciation and amortization, and approximately $0.3 million of non-recurring costs incurred due to meeting cancellations and certain employee costs resulting from the events of September 11, 2001. These amounts are partially offset by a decrease of approximately $0.3 of professional fees. Selling, general and administrative expenses decreased as a percentage of revenues from 24.7% in the prior year period to 24.5% in the current year period. This percentage decrease was primarily the result of increased revenues, the employee incentive plan adjustment and operational efficiencies achieved through our acquisitions.

  Operating income increased $0.6 million, or 40%, from $1.5 million in the three-month period ended September 30, 2000 to $2.1 million in the three-month period ended September 30, 2001. Operating income as a percentage of revenues increased from 3.9% in the prior year period to 4.6% in the current year period. The increase in operating income as a percentage of revenues was primarily due to the aforementioned decreases in cost of sales and selling, general and administrative expenses as a percentage of revenue.

  Interest income was $0.6 million in the three-month period ended September 30, 2000 compared to $0.1 million in the three-month period ended September 30, 2001. This decrease in interest income was primarily due to our lower average cash balance, as a result of cash used for acquisitions and capital expenditures, and lower interest rates in the current year period as compared to the prior year period.

  The provision for income taxes for the three-month periods ended September 30, 2001 and September 30, 2000 reflect estimated Federal and state income tax expense at our estimated effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

  Revenues increased $27.6 million, or 23%, from $117.8 million in the nine-month period ended September 30, 2000 to $145.4 million in the nine-month period ended September 30, 2001. This growth primarily resulted from an increase of $48.9 million in medical education services revenue, of which approximately $21.8 million was generated from the acquisitions of Consumer2Patient and Armand Scott in 2000 and $4.1 million was generated from the acquisition of MMC in 2001. The increase in medical education services revenue is partially offset by a $21.3 million decrease in sales services revenues, which includes our field sales force logistics service and contract sales service business. The decrease in sales service revenue was primarily due to a lower volume of programs performed by our field sales force logistics services in the nine-month period ended September 30, 2001 when compared to the nine-month period ended September 30, 2000. Additionally, our contract sales service business was de-emphasized at the beginning of 2000 and represents a decrease in revenue of approximately $3.5 million for the nine-month period ended September 30, 2001 when compared to the nine-month period ended September 30, 2000.

  Cost of sales increased $16.4 million, or 19%, from $85.4 million in the nine-month period ended September 30, 2000 to $101.8 million in the nine-month period ended September 30, 2001. Cost of sales as a percentage of revenues decreased from 72.5% in the prior year period to 70.0% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of medical education services revenue, which has a higher average gross profit than our field sales force logistics service revenue. The higher gross profit on medical education services revenue is due to the lower proportion of production costs which are passed through to the customer with no markup.

  Selling, general and administrative expenses increased $8.2 million, or 29%, from $28.1 million in the nine-month period ended September 30, 2000 to $36.3 million in the nine-month period ended September 30, 2001. This increase was primarily due to increased personnel related costs of approximately $6.5 million, which is net of certain revisions to employee incentive plans awarded at the discretion of management and includes $2.6 million of expenses related to the employees of acquired companies, $1.0 million of operating expenses for Consumer2Patient, Armand Scott and MMC not reflected in the 2000 amounts, an increase of approximately $1.2 in depreciation and amortization, $0.7 million of increased rent and certain costs incurred as a result of moving corporate headquarters to a new facility and approximately $0.3 of non-recurring costs incurred due to meeting cancellations and certain employee costs resulting from the events of September 11, 2001. These amounts are partially offset by a decrease of approximately $0.9 million in professional fees and consulting expenses and approximately $0.6 million in other operating expense accounts. Selling, general and administrative expenses increased as a percentage of revenues from 23.9% in the prior year period to

25.0% in the current year period. This percentage increase was primarily the result of additional operational costs incurred in the first half of the year to support our acquisitions and revenue growth.

  The loss on the disposal of fixed assets was $0.1 million in the nine months ended September 30, 2001 and related primarily to the disposition of computer equipment.

  Operating income increased $2.9 million, or 70%, from $4.2 million in the nine-month period ended September 30, 2000 to $7.1 million in the nine-month period ended September 30, 2001. Operating income as a percentage of revenues increased from 3.6% in the prior year period to 4.9% in the current year period. The increase in operating income as a percentage of revenues was primarily due to the aforementioned decreases in cost of sales as a percentage of revenue, partially offset by an increase in selling, general and administrative expenses.

  Interest income was $1.9 million in the nine-month period ended September 30, 2000 compared to $0.6 million in the three-month period ended September 30, 2001. This decrease in interest income was primarily due to our lower average cash balance, as a result of cash used for acquisitions and capital expenditures, and lower interest rates in the current year period as compared to the prior year period.

  The provision for income taxes for the three-month periods ended September 30, 2001 and September 30, 2000 reflect estimated Federal and state income tax expense at our estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 2001, we had $35.9 million in net working capital, a decrease of $2.1 million from December 31, 2000. Our primary sources of liquidity as of September 30, 2001 consisted of cash and cash equivalents, short-term investments and accounts receivable. Additionally, during October 2001, we secured a $15 million line of credit. We believe the above sources of liquidity are adequate to meet our future obligations.

  Our accounts receivable turnover averaged 123, 76 and 57 days for the periods ended September 30, 2001, December 31, 2000 and December 31, 1999. The increase in accounts receivable turnover from December 31, 2000 to September 30, 2001 was due to increased sales and additional revenue recognized for service provided, but unbilled due to the terms of certain contracts fulfilled during the nine months ended September 30, 2001. Additionally, customers have implemented new payment policies, which have slowed the collection process, but have not materially affected the collectibility of receivables. The allowance for doubtful accounts was $1.0 million at September 30, 2001, $1.3 million at December 31, 2000 and $1.3 million at December 31, 1999.

  During the nine months ended September 30, 2001, we used $8.8 million in cash from operating activities as compared to generating $3.3 million in cash during the same period in 2000. In 2001, the use of operating cash resulted primarily from higher accounts receivable, due to increased sales and decreased advanced billings to our customers. These amounts are partially offset by net income, higher depreciation and amortization, and an increase in deferred revenue, accounts payable and accrued expense balances at September 30, 2001.

  During the nine months ended September 30, 2001, we used $13.5 million of cash in investing activities which was comprised of $2.5 million net of cash acquired related to the acquisition of MMC, $3.8 million of cash paid based on the attainment of contingent payment goals established during the acquisitions of Consumer2Patient and Armand Scott, $5.2 million of cash to purchase computer, telephone and office equipment, resulting from our office relocation, and 2.0 million of cash to purchase a short-term investment which matures in November 2001.

  Financing activities during the nine-month period ended September 30, 2001 generated $1.7 million of cash through the exercise of stock options as compared to the use of $7.9 million of cash for the repurchase of common stock during the same period last year.

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

   The Company is in the process of assessing the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. Total amortization of intangible assets and goodwill as of September 30, 2001 and December 31, 2000 was $7,664 and $5,232, respectively.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, operating performance and growth in 2001, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the length and severity of the downturn in the airline and travel industries, including the Company's meetings business resulting from the September 11th terrorist attacks, a general recession, reduced spending by pharmaceutical companies, and those risks and uncertainties contained under the headings "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

                          PART II - OTHER INFORMATION


   On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey (the "Court"). The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's acquisition of Decision Point, Inc. in January 1998, the termination of the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. On or about October 9, 2001, the Company entered into a memorandum of understanding to settle all claims in connection with the shareholder class action litigation pending in the Court. The proposed settlement will result in the release of all claims brought by the participating class action plaintiffs against the Company and its current and former officers and directors. The proposed settlement is subject to several significant conditions, including the negotiation and execution of definitive documentation, satisfaction by the Company that the settlement agreement includes the appropriate class members, and preliminary and final approval by the Court. The proposed settlement has no admission of liability by the Company or its current or former officers or directors and will be funded by payment from the Company's insurance carriers.

   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 2.  CHANGES IN SECURITIES

   In July 2001, under the terms of the Asset Purchase Agreement ("Purchase Agreement") pursuant to which the Company purchased substantially all of the assets of Armand Scott, Inc. ("Armand Scott"), and upon the achievement of certain operating goals during the twelve-month period subsequent to the date of the purchase of Armand Scott, the Company issued 125,523 shares of its common stock to Armand Scott as a component of a contingent payment required to be made under the Purchase Agreement, in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BORON, LEPORE & ASSOCIATES, INC.



Date: November 14,  2001        By: /s/ Patrick G. LePore
                                    -------------------------------
                                    Patrick G. LePore
                                    Chief Executive Officer
                                    and Chairman of the Board
                                    (Principal Executive Officer)



Date: November 14,  2001        By: /s/ Anthony J. Cherichella
                                    -------------------------------
                                    Anthony J. Cherichella
                                    Chief Financial Officer, Secretary and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)