Form 10-K405
period 2001-12-31
BORON LEPORE & ASSOCIATES INC
filed 2002-04-01
CIK 1029281

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission File Number: 0-23093

                       BORON, LEPORE & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 22-2365997
                   State or other
                    jurisdiction                 (I.R.S.
                 of incorporation or     Employer Identification
                    organization)                Number)
              1800 Valley Road, Wayne,
                     New Jersey                   07470
                (Address of principal
                 executive offices)            (Zip Code)

       Registrant's telephone number, including area code (973) 709-3000

          Securities registered pursuant to Section 12(b) of the Act:

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock (par value $0.01 per share)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 18, 2002, there were 11,658,216 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $12.19 per share as of March 18, 2002 on the NASDAQ National Market System) held by non-affiliates was approximately $127,362,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Registrant's Proxy Statement in connection with the Registrant's 2002 Annual Meeting of Stockholders scheduled to be held in May 2002 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

   STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS ''ANTICIPATES'', ''BELIEVES'', ''EXPECTS'', ''INTENDS'', ''FUTURE'', AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED ''RISK FACTORS'' ON PAGE 5 OF THIS FORM 10-K.

ITEM 1.  Business

General

   Boron, LePore & Associates, Inc., d/b/a BLP Group Companies (the ''Company''), provides integrated medical education to the healthcare industry. Our services include strategic consultation, content development, accredited and non-accredited program development and execution, logistics management and a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to educate physicians and other healthcare professionals. Our core services include accredited and non-accredited symposia, advisory boards, satellite symposia, teleconferences, dinner meetings, sales force education meeting support, large-scale videoconferences, advocacy development, patient-based services; such as support groups and community awareness programs, publication planning and web conferencing. Our services are integrated along the "pre" and "post" launch periods of the pharmaceutical product life cycle.

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

Industry and Company Overview

   Based on data from Scott-Levin, a healthcare marketing information company, pharmaceutical companies spent approximately $1.9 billion in 2000 on educational meetings and events, including peer-to-peer meetings, symposia, third-party events and teleconferences. Other estimates place medical education spend in the healthcare industry at greater than $5.4 billion. Pharmaceutical companies have relied for many years on third party providers of medical education services. In recent years, changes in the pharmaceutical industry have led to greater outsourcing of education and sales logistic functions. At the same time, pharmaceutical companies and providers of medical educational services have broadened their means of educating with target audiences from traditional product detailing, peer-to-peer meetings and in-person conferences to also include teleconferences, satellite conferences, symposia and various other forms of internet based solutions.

   Our objective is to enhance our position as a leading provider of medical education programs, continue to expand our educational services, particularly content development and delivery, selectively expand and add complimentary services to support our medical education services. The principal elements of our strategy are to: (i) improve the support for and depth of our integrated medical education solutions; (ii) increase business within existing customers;
(iii) obtain new customers; (iv) target new audiences; and (v) pursue strategic acquisitions.

Services

   During 2001, we reported our principal lines of business as (i) medical education services, which includes accredited and non-accredited programs, educational content and strategic development, as well as, other conferencing services; and (ii) sales services, which includes field sales force logistics, sales training and to a lesser extent, contract sales services. Due to the evolution of our business, the similarity of our service offerings, and developments in our production process we will report one line of business in 2002. Accordingly, our medical education services and sales services will be combined and reported as medical education services. Our services have evolved from providing traditional logistical services for various meetings to a more strategic and complete offering that spans the product life cycle.

  Conferencing Services

   We conduct and produce conferences in a variety of formats and through different forms of media. All of our conferences are sponsored by our pharmaceutical company customers. The conferences are designed to communicate the sponsoring pharmaceutical company's message to the physicians and other healthcare professionals who attend. Our conference services include providing peer-to-peer meetings, which involve a small gathering of physicians who are invited to meet in person, by teleconference or via the internet, to discuss a particular drug or indication under the chairmanship of a Company trained and employed moderator. Other conference services include providing symposia and video satellite conferencing, which are attended by a larger number of attendees and involve a more in-depth presentation than peer-to-peer meetings. Our meetings are not limited to these formats, however, as we can coordinate meetings in any format that can effectively convey a customer's message.

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

   Peer-to-peer meetings typically involve a certain number of healthcare practitioners, primarily physicians, who are identified by a pharmaceutical company and generally invited using our telerecruiting center. The attending physicians discuss therapeutic benefits of a new drug or new indication for a familiar drug under the chairmanship of a Company trained moderator. The meetings take place throughout the United States, either in person, by teleconference or through other distance learning initiatives delivered via the Internet, such as web casts. Teleconference meetings and web casts are increasingly popular because physicians have a greater choice of meeting times and can interact with peers from around the country. The physicians who attend peer-to-peer meetings receive non-cash honoraria consistent with applicable American Medical Association (the ''AMA'') and pharmaceutical industry guidelines, which they may donate to charity or use for the purchase of items such as medical equipment or textbooks.

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

   Our contracts for the coordination and production of peer-to-peer meetings are generally fee based and typically require us to provide a certain number of meetings and/or a certain number of attendees over a specified period of time on behalf of a customer. In addition, we may also be contracted to develop and provide the content delivered at these meetings. The terms of each of our contracts vary based upon the complexity of the individual arrangement, the type of meeting, the duration of the contract, the number of meetings and attendees covered by the contract and the location for the meetings. The volume of meetings coordinated and produced by us has enabled us to obtain discount pricing from vendors of services such as airline and overnight courier services.

   Symposia. Our symposia generally involve attendance by a certain number of physicians over a weekend. The physicians hear presentations regarding a drug or treatment protocol presented by a faculty of experts in the field for the purpose of being trained to serve as consultants and spokespeople for the sponsoring pharmaceutical company. The sponsoring company pays the faculty in the form of consulting fees or medical grants and reimburses faculty and attending physicians for their travel expenses.

   Symposia are organized and conducted on an in-person basis by us throughout the United States. We actively work with our customers to identify speakers and select locations for each conference. We utilize our in-house travel agent, our telerecruiting center and other relationships with vendors to assist in coordinating symposia. We believe that the key considerations for our customers in selecting a provider for symposia are cost and the ability to effectively organize a large medical conference.

   Our symposium contracts generally are fee-based. The terms of each of our symposium contracts vary based upon the complexity of the individual arrangement, the duration of the contract, the number of symposia covered by the contract, their location and whether any content will be developed and provided.

   Additional Conferencing Services. We provide a range of additional conferencing services. We emphasize flexibility and conduct meetings in any format that can effectively communicate our customer's message. For example, we conduct video satellite conferences for lectures sponsored by pharmaceutical companies. The speakers typically are physicians or other medical experts who are retained by the pharmaceutical company for a consulting fee to discuss a new drug or indication or other medical topic. We broadcast the conferences via satellite on television to various locations throughout the United States. The video satellite conferences typically utilize interactive media involving one-way video, two-way audio, and special keypads for audience participation. By using new forms of technology and media in connection with such video satellite conferences, teleconferences and other distance learning initiatives, we seek to enable our clients to effectively and efficiently communicate medical information to physicians so that physicians can better understand and utilize our pharmaceutical customers' products.

  Educational Services

   Our educational services include both accredited and non-accredited capabilities. Physicians and other healthcare professionals must dedicate a minimum number of hours to certified continuing education (''CE'') to remain certified to practice their respective professions in certain jurisdictions. We coordinate CE conferences, which are funded through unrestricted educational grants by pharmaceutical companies and held for a specified number of healthcare professionals, primarily physicians, at various locations throughout the United States. Each CE conference is designed, if applicable, to satisfy CE requirements in accordance with relevant regulations or accreditation procedures.

   The CE programs, which are conducted by separate divisions of the Company, utilize certain of our core competencies in handling conferencing logistics. As with our conferencing services, some of the CE programs are conducted by teleconference or through the Internet. The CE programs are also frequently taped or otherwise recorded for further distribution to those individuals who are unable to attend. We also provide educational conferences that are not intended to satisfy certified CE requirements.

  Field Sales Force Logistics Services

   Our customers generally provide their sales forces in the field with budgets with which to engage in educational efforts. Because these field sales representatives typically have been responsible for planning, coordinating and implementing these efforts with in-house staff, outside vendors and meeting participants, we believe that the representatives have historically had to divert valuable time away from their primary sales and education activities. Our field sales force logistics organization was created to allow pharmaceutical companies to increase the efficiency and reach of their field sales forces by providing integrated outsource solutions for the sales forces' meeting planning, event coordination and other logistical functions. We believe that our historical expertise and continued investment in technology provide us with a strategic advantage in delivering such services to existing and potential customers.

   Our field sales force logistics organization is designed to handle all logistical matters for the field sales force of a customer upon the direction of the sales force personnel.

   In December 2000, we entered into a three-year renewal of our major field force logistics contract running through 2003. As in the past, the renewed contract provides for a fixed management fee component and a fee for service component, which is dependent upon the level of service provided. Pursuant to that contract and the acquisition of new clients, we have created an organization of approximately 130 employees dedicated to servicing the field sales force logistics requirements of our customers. During 2001 we serviced six customers through our field force logistics organization. Revenue from this organization's largest customer totaled $30.6 million in 2001, $59.3 million in 2000 and $46.4 million in 1999, representing 75%, 87%, and 80% respectively, of the organization's revenue in each of these years. Total revenues for the field sales force logistics organization were $40.6 million in 2001, $68.5 million in 2000, and $58.2 million in 1999, representing 19.3%, 40.8%, and 38.9%
respectively, of our revenue in each of these years.

  Sales Services.

   In late 2000, we began to provide certain sales training and consulting to our customers. We believe that as customer sales forces continue to expand in size and location there will be a need to provide concentrated sales training and consulting services.

   In 2001, these offerings, along with field sales force logistics services were reflected in our "Sales Services" segment. As we move into 2002, all Company revenue will be combined and reported as "Medical Education Services."

Risk Factors

   The risks and uncertainties described below relate, in large part, to the specific lines of business presently offered and are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of those risks or the risks contained below actually occur our business could be harmed.

  Risks Associated with Our Product Offerings

   Pharmaceutical company sponsored medical education programs have been subject to past scrutiny, which has had an adverse effect on the market for such services. Physician attendance currently is subject to a number of industry and professional association guidelines designed to prevent conflicts of interest. In particular, these guidelines regulate the circumstances under which travel and lodging reimbursement and other payments to physicians are permissible. In light of these concerns, we adhere to our customers' instructions in conducting our services. In the event of changes in law, regulatory policy or applicable industry or professional association guidelines or negative publicity concerning medical education programs sponsored by the pharmaceutical industry, customers may choose to alter their guidelines in ways that would make educational conferences and related consultancies less attractive to physicians and pharmaceutical companies. In addition, governmental agencies, industry or professional associations or the pharmaceutical companies themselves could impose restrictions on such meetings. Finally, any of our customers could be found to be in non-compliance with relevant law, policy or guidelines in their handling of medical education programs. Any of these events could have a material adverse effect on the demand for our services.

   Field sales force logistics is an area of business for us involving a number of the same risks as our conferencing services, as well as risks not present in our traditional business, such as the risks that it will be unable to efficiently implement the significant planning and coordination efforts required by this business or that this service will not be accepted generally by pharmaceutical companies. There can be no assurance that we will establish a lasting presence in the market, or that this market will continue to develop.

   We have an agreement with one large pharmaceutical company within our field sales force logistics segment and we plan to continue the strategy of developing agreements with other pharmaceutical companies in order to expand our reach into the logistical marketplace. There can be no assurance that we will be successful in securing additional agreements or that we will be able to find further suitable business relationships to expand our logistical service offerings. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

   There can be no assurance that the primary company with which we have an agreement, which has substantially greater financial and technological resources than us, will not develop similar logistical service offerings in the future, discontinue their agreement with us or form agreements with our competitors.

   Sales training and consulting is a new area of business for us involving a number of the same risks as our conferencing services as well as additional risks not present in our traditional business. There can be no assurances that we will establish and maintain a significant or lasting presence in this market.

  Our Market is Competitive

   The business of providing medical education services to the healthcare industry is competitive, yet highly fragmented. Our competitors in this area generally include smaller, regionally focused companies that provide a limited number of educational services, usually focused on the pharmaceutical industry. Several of our competitors in this area, however, offer services that are somewhat wider in scope.

   We compete against other companies offering pharmaceutical education services on the basis of such factors as reputation, quality, experience, performance record, effectiveness of service, ability to offer a range of strategic and tactical services, ability to provide services quickly and price. Some of our distinguishing characteristics are the longevity of our relationships with our customers, our reputation for quality service and our ability to offer a relatively broad range of services.

   Overall, we believe that our most significant competition is potentially from other companies that provide outsourced promotional, educational and field sales force logistics services and large advertising agencies which may seek to expand their service offerings. In addition, the pharmaceutical companies' in-house sales and marketing departments may provide similar services to those provided by us and competition could increase as a result of the expansion of the in-house marketing capabilities by our customers or in the pharmaceutical industry generally.

  Our Business has been Seasonal

   Our results of operations historically have been somewhat seasonal or cyclical in nature because many of our large pharmaceutical clients have not finalized their budgets by the beginning of the calendar year and do not commit to our services. In addition, clients reduce their demand for our services during the summer months with the onset of good weather. Therefore, we typically have our best operating results in the second and fourth quarters. These seasonal or cyclical variations in the demand for our business may become more pronounced over time and may harm our results of operations in the future.

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

   Our service offerings are affected by various guidelines promulgated by industry and professional organizations. For example, certain ethical guidelines promulgated by the AMA govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern the honoraria and other items of pecuniary value, which AMA-member physicians may receive in connection with peer-to-peer meetings and symposia sponsored by the pharmaceutical company customers of the Company. Similar regulations have been implemented by other professional and industry organizations and some of our customers also have their own policies regarding such matters. The provision of CE services is subject to compliance with guidelines promulgated by various accreditation bodies. For instance, providers of continuing medical education programs must comply with the rules of the Accreditation Council of Continuing Medical Education (the ''ACCME'') in order for the provider of the program to receive accreditation from the ACCME. Other professional associations and some of our customers also have their own standards for continuing education programs.

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

  Liability and Insurance

   Participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability and other legal theories, many of which involve large claims and significant legal costs. As a provider of educational and field sales force logistics services to the pharmaceutical industry, we are subject to the risk of being named as a party in such lawsuits. Even if any such claims ultimately prove to be without merit, defending against them can result in adverse publicity, diversion of management's time and attention and substantial expenses, which could have a material adverse effect on us.

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

   Our customer relations' strategy focuses on maintaining strong relationships with product managers and senior management at each of our customers and providing creative, focused and result-oriented solutions to their education needs. Our sales and account executives (currently 33 individuals) develop relationships principally with the product managers at the pharmaceutical companies and spend significant time on-site at customer facilities. Our sales and account executives, together with our client service organization work with the product managers to implement, and in some cases assist in developing, the customer's strategic plan within a prescribed budget. Although we service competing products from time to time, we do not service such products through the same type of educational service without the consent of our customers.

   Revenue from two customers accounted for approximately $38.6 million (18%) and $28.4 million (14%) of total revenue for the year ended December 31, 2001, $67.0 million (40%) and $13.1 million (8%) of total revenue for the year ended December 31, 2000, $59.0 million (39%) and $16.6 million (11%) of total revenue for the year ending December 31, 1999. The loss or significant reduction of business from any significant customer could have a material adverse effect on the results of our operations.

  Dependence on the Pharmaceutical Industry

   Substantially all of our revenues to date have resulted from medical education services provided to pharmaceutical companies. We could be materially and adversely affected by adverse developments in the pharmaceutical industry or any reduction in expenditures for, or future outsourcing of these activities by pharmaceutical companies. Such expenditures by pharmaceutical companies could be negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical companies promote their products.

  Travel Risks

   The terrorist attacks of September 11, 2001 have created increased safety and security measures in the travel and airline industry. A variety of our service offerings require our employees, our clients' personnel and physicians to attend meetings that require airline travel and hotel accommodations. The length and severity of a downturn in the airline and travel industries and any impact of terrorist activities could materially and adversely affect our service offerings.

  Acquisition Risks

   Our growth strategy contemplates pursuit of additional acquisitions in complementary and existing business areas as a means of supporting and diversifying our service offerings and client base. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. Costs for failed acquisitions can be significant. For example, in 1999 we incurred a $0.9 million charge related to our write-down of goodwill associated with an acquisition consummated in 1998, based on our determination that this goodwill was impaired. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to us, on a timely basis or at all. Acquisitions involve numerous risks, including difficulties in integrating the operations and services of an acquired company, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and services, the diversion of management's attention from other business concerns, the risk that acquired businesses may be subject to unforeseen liabilities and the potential loss of key employees of the acquired company. All of our acquisitions to date have involved companies based in the United States, though we may, in the future, acquire a foreign company. Acquisitions of foreign companies involve additional risks such as the additional difficulties inherent in complying with differing regulatory systems, assimilating differences in foreign cultures and business practices, and overcoming language barriers. Acquisitions may also result in additional intangibles and related amortization expense, which could have a material adverse effect on our operating results.

  Possible Volatility of Stock Price

   Variations in quarterly operating results could result in reported results that are below the expectations of securities analysts, which would likely cause a decline, perhaps substantial, in our stock price. In addition, the stock market recently has experienced extreme price and volume fluctuations which particularly have affected the market prices of many stocks on the NASDAQ Stock Market, and which have often been unrelated to the operating performance of such companies. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

  Need for Additional Financing

   Implementation of our growth strategy may require significant additional capital resources. Such resources may be needed for the development of new services and for acquisitions that we may pursue. To finance capital requirements, we may incur debt. We may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance future cash requirements could have a material adverse effect on us. If we raise additional funds through the incurrence of debt, such debt instruments may contain restrictive financial, operating and security covenants. Further, if we issue additional securities, shareholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

Employees

   As of March 15, 2002, we had 656 employees, of which, 45 were moderators, 33 were engaged in business development, 448 were engaged in client and product service, 41 were engaged in technology support and development, and 89 were engaged in general administration. We are not party to a collective bargaining agreement with a labor union and consider our relations with our employees to be good.

ITEM 2.  Properties

   Our corporate headquarters are located in Wayne, New Jersey, in approximately 56,375 square feet of space occupied under a lease, which expires on February 1, 2012. During 2001, we moved the headquarters of Strategic Implications International, Inc. ("Strategic Implications"), a wholly owned subsidiary, to Wayne, New Jersey. Additionally, Armand Scott, Inc., ("Armand Scott"), a wholly owned subsidiary and Strategem Plus, ("Strategem"), a division of the Company also maintain their main offices in Wayne, NJ. The new facility has been structured to allow for the independent operation of our subsidiaries and divisions.

   We lease approximately 28,700 square feet of office space and approximately 14,000 square feet of warehouse space in Norfolk, Virginia. In April 2000, we entered into an agreement with a third party to sublease approximately 20,500 square feet, which expires in July 2007. We continue to use the remaining portion of these facilities for telerecruiting of our medical education programs and other administrative support.

   We operate our field sales force logistics business in Piscataway, New Jersey, in approximately 20,840 square feet of space occupied under several related leases, which expire on various dates during 2003.

   We operate Medical Education Systems, Inc. ("MES") and Consumer2Patient, Inc. ("Consumer2Patient") wholly owned subsidiaries of the Company, in Philadelphia, Pennsylvania, in approximately 17,570 square feet of space occupied under a lease, which expires on March 31, 2008.

   In addition, we lease other sales offices around the United States on a short-term basis to support our local sales and service operations.

ITEM 3.  Legal Proceedings

   On or about May 25, 1999, one stockholder of the Company filed a punitive class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey (the "Court"). The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's relationship with GlaxoWellcome, and the impact of various events on the Company's earnings. In March 2002, the Company entered into a definitive settlement agreement to settle all claims in connection with the shareholder class action litigation pending in the Court. This settlement will result in the release of all claims brought by the participating class action plaintiffs against the Company and its current and former officers and directors. This settlement has been signed by the parties and is subject to final approval by the Court. The settlement has no admission of liability by the Company or its current or former officers or directors and will be funded by payment from the Company's insurance carriers.

   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. We believe none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
                Matters

   (a) Market Information

   The Company's Common Stock, $.01 par value (''Common Stock'') has been traded on the NASDAQ National Market (''NASDAQ'') since the Company's initial public offering on September 24, 1997 and currently trades under the symbol ''BLPG''. The following table sets forth the high and low of the closing sales prices for the Company's Common Stock as reported by NASDAQ for the periods indicated:

                                          Market Prices (1)
                                          -----------------
                                            High     Low
                                          -------  -------
                     2000 Fiscal Quarters
                     --------------------
                        First Quarter.... $10.000  $ 6.250
                        Second Quarter... $ 9.438  $ 6.750
                        Third Quarter.... $10.500  $ 7.375
                        Fourth Quarter... $12.188  $ 9.063
                     2001 Fiscal Quarters
                     --------------------
                        First Quarter.... $14.625  $10.000
                        Second Quarter... $14.750  $10.880
                        Third Quarter.... $15.620  $ 9.490
                        Fourth Quarter... $14.090  $ 9.330

--------
(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  Holders

   The number of record holders of our Common Stock as of March 15, 2002 was approximately 32, although we believe that the number of beneficial owners of Common Stock as of that date was substantially higher.

  Dividends

   We did not pay cash dividends on our Common Stock during the years ended December 31, 2001, 2000 and 1999, and intend to retain all available funds for use in the operation and expansion of our business. We do not anticipate that any cash dividends on our Common Stock will be declared or paid in the foreseeable future.

  Sales of Unregistered Securities

   In June 2000, we purchased substantially all of the assets and assumed certain liabilities of Armand Scott, a New Jersey corporation. The purchase price was $7.5 million in cash and 172,167 shares of our common stock. Per the terms of the agreement, we paid $3.6 million in cash and issued 125,523 shares of our Common Stock during July 2001 based on the attainment of certain performance goals. We continued to operate Armand Scott as an ongoing business unit during 2001.

ITEM 6.  Selected Financial Data

   The selected statement of operations data for the years ended December 31, 2001, 2000, and 1999 and the selected balance sheet data at December 31, 2001 and 2000 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report on Form 10-K. The selected statement of operations data for the years ended December 31, 1998 and 1997 and the selected balance sheet data at December 31, 1999, 1998 and 1997 have been derived from the audited Consolidated Financial Statements of the Company not included in this Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                               Years Ended December 31,
                                                    ----------------------------------------------
                                                      2001      2000      1999      1998    1997
                                                    --------  --------  --------  -------- -------
                                                    (In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues........................................... $210,918  $167,881  $149,448  $164,670 $72,907
Cost of sales......................................  147,988   121,471   109,678   115,712  51,580
                                                    --------  --------  --------  -------- -------
   Gross profit....................................   62,930    46,410    39,770    48,958  21,327
                                                    --------  --------  --------  -------- -------
Selling, general and administrative expenses.......   51,363    39,684    38,942    34,625  12,444
Loss on disposal of fixed assets...................      167        --        --        --      --
Provision for restructuring and other severance....       --        --     2,920        --      --
Goodwill impairment charge.........................       --        --       754        --      --
                                                    --------  --------  --------  -------- -------
   Total operating expenses........................   51,530    39,684    42,616    34,625  12,444
                                                    --------  --------  --------  -------- -------
   Operating income (loss).........................   11,400     6,726    (2,846)   14,333   8,883
Interest income (expense), net.....................      638     2,347     1,873     1,664  (1,071)
                                                    --------  --------  --------  -------- -------
   Income (loss) before provision for income taxes.   12,038     9,073      (973)   15,997   7,812
Provision (benefit) for income taxes...............    4,935     3,630      (390)    5,550   1,700
                                                    --------  --------  --------  -------- -------
   Net income (loss)............................... $  7,103  $  5,443  $   (583) $ 10,447 $ 6,112
                                                    ========  ========  ========  ======== =======
Net income (loss) per common share--basic.......... $   0.62  $   0.45  $  (0.05) $   0.88 $  1.07
                                                    ========  ========  ========  ======== =======
Weighted average common shares outstanding--basic..   11,465    11,980    12,633    11,936   4,947
                                                    ========  ========  ========  ======== =======
Net income (loss) per common share--diluted........ $   0.59  $   0.45  $  (0.05) $   0.84 $  0.72
                                                    ========  ========  ========  ======== =======
Weighted average common shares outstanding--
  diluted(1).......................................   12,122    12,210    12,633    12,370   8,507
                                                    ========  ========  ========  ======== =======

                                               December 31,
                                -------------------------------------------
                                  2001     2000     1999     1998    1997
                                -------- -------- -------- -------- -------
                                              (In Thousands)
     Balance Sheet Data:
     Cash and cash equivalents. $ 17,980 $ 22,063 $ 44,631 $ 36,924 $24,016
     Working capital...........   41,089   39,237   50,141   56,470  29,805
     Total assets..............  137,832  121,832  118,144  125,102  51,056
     Total stockholders' equity $101,516 $ 90,162 $ 94,700 $ 97,496 $32,843

--------
(1) Weighted average common shares outstanding has been computed as provided in
    Note 3 to the Consolidated Financial Statements of the Company included elsewhere in this Report on Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, its directors or its officers, primarily with respect to our business model and future operating performance of our business, trends in the mix of medical education services revenues toward more value-added products, the possible effects initially aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, and regarding results in future periods, operating performance and growth in 2002, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: continuation of trends in medical education services, risks relating to the market for our services, our ability to secure new contracts for our contract sales organization, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, and those other risks and uncertainties contained under the heading ''Risk Factors'' on page 5 of this Form 10-K.

Overview

   Boron, LePore & Associates, Inc., d/b/a BLP Group Companies (the ''Company''), provides integrated medical education to the healthcare industry. Our services include strategic consultation, content development, accredited and non-accredited program development and execution, logistics management and a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to educate physicians and other healthcare professionals. Our core services include accredited and non-accredited symposia, advisory boards, satellite symposia, teleconferences, dinner meetings, sales force education meeting support, large-scale videoconferences, advocacy development, patient-based services; such as support groups and community awareness programs, publication planning and web conferencing. Our services are integrated along the "pre" and "post" launch periods of the pharmaceutical product life cycle.

   Our objective, is to enhance our position as a leading provider of medical communications programs, continue to expand our educational services, particularly content development and delivery, selectively expand and add complimentary services to support our medical education services. The principal elements of our strategy are to: (i) improve the support for and depth of our integrated medical education service solutions; (ii) increase business within existing customers; (iii) obtain new customers; (iv) target new audiences; and
(v) pursue strategic acquisitions.

   Revenue was $210.9 million in 2001 as compared to $167.9 million in 2000. We earned net income of $7.1 million in 2001 as compared to $5.4 million in 2000. Included in the 2000 amounts are approximately $18.2 million in revenue related to the acquisitions of Consumer2Patient and Armand Scott in May 2000 and June 2000, respectively. These acquired companies contributed approximately $38.3 million in revenue during 2001. Also included in the 2001 amounts are approximately $8.7 million and a deminimis contribution to net income related to the acquisition of Medical Media Communications, Inc. ("MMC") in April 2001.

   In December 2000, we signed a three-year renewal of our field sales force logistics contract with a large pharmaceutical company which runs through 2003. This new contract replaces the agreement that was set to expire in 2001. As in the past, the renewed contract provides for a fixed management fee component and a fee for service component which is dependent upon the level of service provided.

   Our operating income improved to $11.4 million in 2001 from $6.7 million in 2000. In addition, for the year ended December 31, 2001 our gross profit percentage improved to 29.8% from 27.6% in the prior period. This improvement was due to the increased proportion of medical education services revenue relative to the total revenue which has a higher average gross profit than our sales services revenue. The higher average gross profit on our medical education services revenue is due to the lower proportion of production costs which are passed through to the customer with no mark up. Additionally, we are delivering more educational content to our customers. The revenue generated through this offering carries few costs passed through to the customer with no mark up.

   Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our historical medical education business, while other services, particularly educational conferencing and medical education content development and delivery, have higher gross margin percentages than our historical medical education business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, become selective in pursuing noncore, low margin services, carefully manage operating expenses, improve our mix of revenue and increase our overall revenue. We believe our efforts in 2001, along with our strong balance sheet will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.

Results of Operations

   The following table sets forth, as a percentage of revenues, certain items reflected in the Company's Consolidated Statement of Operations for the periods indicated.

                                                     Years Ended December 31,
                                                     ----------------------
                                                      2001     2000   1999
                                                     -----    -----  -----
     Revenues....................................... 100.0%   100.0%  100.0%
     Cost of sales..................................  70.2     72.4    73.4
                                                     -----    -----  -----
     Gross profit...................................  29.8     27.6    26.6
                                                     -----    -----  -----
     Selling, general and administrative expenses...  24.3     23.6    26.1
     Loss on disposal of assets.....................   0.1       --      --
     Provision for restructuring and other severance    --       --     1.9
     Goodwill impairment charge.....................    --       --     0.5
                                                     -----    -----  -----
        Total operating expenses....................  24.4     23.6    28.5
                                                     -----    -----  -----
        Operating income (loss).....................   5.4      4.0    (1.9)
                                                     -----    -----  -----
     Interest income................................   0.3      1.4     1.2
                                                     -----    -----  -----
     Income (loss) before provision for income taxes   5.7      5.4    (0.7)
     Provision (benefit) for income taxes...........   2.3      2.2    (0.3)
                                                     -----    -----  -----
        Net income (loss)...........................   3.4%     3.2%   (0.4)%
                                                     =====    =====  =====

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Revenues increased $43.0 million, or 25.6 %, from $167.9 million in 2000 to $210.9 million in 2001. This growth primarily resulted from an increase of $73.1 million in medical education services revenue. Approximately $38.3 million was generated from acquisitions of Armand Scott and Consumer2Patient in 2001, as compared to $18.2 million in 2000 which reflects amounts earned subsequent to their respective purchase dates in that year. Additionally, $8.7 million of revenue was generated through the acquisition of MMC in April of 2001. All revenue generated from our 2000 and 2001 acquisitions is included in medical education services revenue. These amounts are offset by a $30.1 million decrease in sales services revenues primarily due to lower volume under our field sales force logistics contract. In 2001, we focused on developing and expanding our more profitable medical education offerings, while de-emphasizing aspects of our sales service business. Specifically, the contract sales service offering was phased out completely during 2001 due to its low profitability.

   Cost of sales increased $26.5 million, or 21.8%, from $121.5 million in 2000 to $148.0 million in 2001. Gross profit percentage increased from 27.6% in the prior year to 29.8% in the current period. The improved gross profit percentage was primarily due to the increased proportion of medical education services revenue to total revenue, which has a higher average gross profit than our sales services revenue. The higher average gross profit on our medical education services revenue is due to the lower proportion of production costs which are passed through to the customer with no mark up. Additionally, we are delivering more educational content to our customers. The revenue generated through this offering carries few costs passed through the customer with no mark up.

   Selling, general and administrative expenses increased $11.7 million, or 29.5%, from $39.7 million in 2000 to $51.4 million in 2001. This increase was due to approximately $10.4 million of personnel related expenses, of which approximately $3.0 million was from employees of acquired companies, approximatley $1.0 million of operating expenses for Consumer2Patient, Armand Scott, and MMC not reflected in the 2000 amounts, $0.9 million of increased rent and certain costs incurred as a result of moving the corporate headquarters to a new facility, an increase in depreciation and amortization of approximately $1.2 million and approximately $0.3 million of non-recurring costs incurred due to meeting cancellations and certain employee costs resulting from the events of September 11, 2001. These amounts are partially offset by a decrease of $0.8 million in professional fees and consulting expenses and approximately $1.3 million in other operating expense amounts. Selling, general and administrative expenses increased as a percentage of revenues from 23.6% in the prior year period to 24.3% in the current year. This increase is primarily the result of additional operating costs incurred to support our revenue and acquisition growth.

   The loss on the disposal of fixed assets was approximately $0.2 million in 2001 and related primarily to the disposition of computer equipment.

   Operating income increased $4.7 million, from $6.7 million in the year ended December 31, 2000 to $11.4 million in the year ended December 31, 2001. Operating income as a percentage of revenues increased from 4.0% in the prior year period to 5.4% in the current year period. The increase in operating income as a percentage of revenues was due to the aforementioned increases in revenue and the decrease in cost of sales as a percentage of revenue. These amounts are partially offset by the increase in operating costs to support our growth strategy.

   Interest income was $2.3 million in the year ended December 31, 2000 compared to $0.6 million in the year ended December 31, 2001. This decrease was primarily due to our lower average cash balance,as a result of acquisitions and investments in infrastructure, and lower interest rates in the current year period as compared to the prior year period.

   The provision for income taxes for the years ended December 31, 2001 and December 31, 2000 reflects estimated Federal and state income tax expense at our estimated effective tax rate.

   Net income was $5.4 million or $0.45 per diluted share for the year ended December 31, 2000 compared to net income of $7.1 million or $0.59 per diluted share for the year ended December 31, 2001. The increase in net income is the result of our increased operating income, partially offset by the decrease in interest income, with a diminimus per diluted share contribution in net income from the acquisition of MMC.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues increased $18.5 million, or 12.4 %, from $149.4 million in 1999 to $167.9 million in 2000. This growth primarily resulted from an increase of $10.3 million in field sales force logistics services revenue and an increase of $26.7 million in medical education services revenue (with approximately $18.2 million of the increase a result of the acquisitions of Armand Scott in June 2000 and Consumer2Patient in May 2000), offset by a $18.5 million decrease in contract sales services and other revenues. Included in the 1999 amounts was a $7.5 million one time special project that was included in field sales force logistics revenue.

   Cost of sales increased $11.8 million, or 10.8%, from $109.7 million in 1999 to $121.5 million in 2000. Gross profit percentage increased from 26.6% in the prior year to 27.6% in the current period. The improved gross profit percentage was primarily due to the increased proportion of medical education services revenue to total revenue. This increase was partially offset by an increase in field sales force logistics services revenue, which has a lower average gross profit than our medical education services, due to the higher proportion of production costs which are passed through to the customer with no markup.

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

   Operating income (loss) increased $9.5 million, from a loss of $2.8 million in the year ended December 31, 1999 to income of $6.7 million in the year ended December 31, 2000. Operating income (loss) as a percentage of revenues increased from a loss of 1.9% in the prior year period to income of 4.0% in the current year period. The increase in operating income (loss) as a percentage of revenues was due to the aforementioned increases in revenue as well as the decreases in cost of sales, restructuring charges and the goodwill impairment charge as a percentage of revenues.

   Interest income was $1.9 million in the year ended December 31, 1999 compared to $2.3 million in the year ended December 31, 2000. This increase was primarily due to our higher average cash balance and higher interest rates in the current year period as compared to the prior year period.

   The provision (benefit) for income taxes for the years ended December 31, 2000 and December 31, 1999 reflects estimated Federal and state income tax expense (benefit) at our estimated effective tax rate.

   Net loss was $0.6 million or $0.05 per diluted share for the year ended December 31, 1999 compared to net income of $5.4 million or $0.45 per diluted share for the year ended December 31, 2000, with approximately $0.01 per diluted share contribution in net income from the acquisitions of Armand Scott and Consumer2Patient.

Liquidity and Capital Resources

   At December 31, 2001, we had $41.1 million in net working capital, an increase of $1.9 million from December 31, 2000. Our sources of liquidity as of December 31, 2001 were cash and cash equivalents, accounts receivable and our $15.0 million revolving credit facility.

   Our accounts receivable turnover averaged 92 days for the period ended December 31, 2001 and 76 days for the period ended December 31, 2000. The increase in accounts receivable turnover from December 31, 2000 to December 31, 2001 is primarily due to increased sales and additional revenue recognized for services provided but unbilled due to the terms of certain contracts fulfilled during the twelve months ended December 31, 2001. Additionally, customers have implemented new payment policies, which have slowed the collection process, but we do not believe have materially affected the collectibility of our receivables. The allowance for doubtful accounts and credit memo reserves was $1.0 million at December 31, 2001 and $1.3 million at December 31, 2000.

   During 2001, we generated approximately $7.8 million in cash from operating activities as compared to $1.1 million during 2000. The change in the amount provided by operating activities was primarily related to an increase in net income, depreciation and amortization expense, non-cash compensation expense and current liability balances, partially offset by an increase in accounts receivable.

   During 2001, we used approximately $13.7 million of cash in investing activities which was comprised of $2.5 million used for the business acquisition of MMC net of acquired cash, $5.6 million of cash paid based on the attainment of contingent payment goals established during the acquisitions of Consumer2Patient and Armand Scott and $5.6 million to purchase computers, telephones, office furniture and equipment and build leasehold improvements during our office relocation. In addition, the Company may be required to make additional payments related to the 2000 and 2001 business acquisitions based on the attainment of certain performance goals in 2002. During 2000, we used approximately $12.2 million in cash in investing activities which was comprised of $9.1 million used for business acquisitions, net of acquired cash and $3.1 million used to purchase computers, telephones and office furniture and equipment.

   Financing activities during 2001 generated approximately $1.8 million of net cash. The amount generated from financing activities was primarily the result of proceeds from the exercise of stock options in the amount of $2.0 million, partially offset by $0.2 million in financing costs incurred to secure the new revolving credit facility. During 2000, financing activities used $11.5 million of cash, primarily from $12.0 million to repurchase common stock, offset by $0.5 million in proceeds from the exercise of stock options.

   Currently, we believe we have sufficient capital resources to fund our current operations. Additionally, in October 2001 we entered into a $15.0 million revolving credit agreement with a bank. The agreement contains sublimits of up to $10.0 million to be used for acquisition related activities and $0.5 million for standby letters of credit. Should we decide to continue to make acquisitions there may be a need to finance these transactions with the credit agreement.

New Accounting Pronouncements

   During June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

   The Company is in the process of assessing the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. Total accumulated amortization of intangible assets and goodwill as of December 31, 2001 and 2000 was $8,606 and $5,232, respectively.

   In August of 2001, the FASB issued No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," and the accounting and reporting provisions of the Accounting Principles Board No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt the standard January 1, 2002, and does not expect the adoption of SFAS No. 144 will have a material effect on its consolidated results of operations or financial position.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       BORON, LEPORE & ASSOCIATES, INC.

                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants...................................................  20
Consolidated Balance Sheets as of December 31, 2001 and 2000...............................  21
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.  22
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000
  and 1999.................................................................................  23
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.  24
Notes to Consolidated Financial Statements.................................................  25
Schedule of Valuation and Qualifying Accounts..............................................  43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Boron, LePore & Associates, Inc.:

   We have audited the accompanying consolidated balance sheets of Boron, LePore & Associates, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boron, LePore & Associates, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 1, 2002

                       BORON, LEPORE & ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Per Share Data)

                                                                                             December 31,
                                                                                          ------------------
                                                                                            2001      2000
                                                                                          --------  --------
                                         ASSETS
Current assets:
   Cash and cash equivalents............................................................. $ 17,980  $ 22,063
   Accounts receivable, net of allowance for doubtful accounts and credit memo
     reserves of $1,014 and $1,286 at December 31, 2001 and 2000 respectively............   53,258    42,402
   Prepaid expenses and other current assets.............................................    3,170     3,866
   Deferred income taxes.................................................................      934     1,250
                                                                                          --------  --------
       Total current assets..............................................................   75,342    69,581
   Furniture, fixtures and equipment, at cost, net of accumulated depreciation of $8,777
     and $6,210 at December 31, 2001 and 2000, respectively..............................   10,440     8,221
   Intangible assets, net................................................................   50,630    43,620
   Other assets..........................................................................    1,420       410
                                                                                          --------  --------
       Total assets...................................................................... $137,832  $121,832
                                                                                          ========  ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................................... $  4,070  $  6,112
   Accrued payroll.......................................................................    3,540     2,770
   Accrued expenses......................................................................   13,769     9,014
   Deferred revenue......................................................................   12,874    12,448
                                                                                          --------  --------
       Total current liabilities.........................................................   34,253    30,344
Deferred income taxes....................................................................    1,257     1,130
Other liabilities........................................................................      806       196
                                                                                          --------  --------
       Total liabilities.................................................................   36,316    31,670
                                                                                          --------  --------
Commitments and contingencies............................................................       --        --
Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares authorized, none issued and
     outstanding.........................................................................       --        --
   Common stock, $.01 par value, 50,000 shares authorized; 17,376 issued and 11,665 outstanding at December 31, 2001; 17,185 issued and 11,245 outstanding at
     December 31, 2000...................................................................      174       172
   Treasury stock, at cost, 5,711 shares at December 31, 2001 and 5,940 shares at
     December 31, 2000, respectively.....................................................  (37,413)  (38,958)
   Deferred compensation.................................................................     (998)       --
   Additional paid-in capital............................................................  124,476   120,774
   Retained earnings.....................................................................   15,277     8,174
                                                                                          --------  --------
       Total stockholders' equity........................................................  101,516    90,162
                                                                                          --------  --------
       Total liabilities and stockholders' equity........................................ $137,832  $121,832
                                                                                          ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)

                                                                 Years Ended December 31,
                                                                --------------------------
                                                                  2001     2000     1999
                                                                -------- -------- --------
Revenues....................................................... $210,918 $167,881 $149,448
Cost of revenues...............................................  147,988  121,471  109,678
                                                                -------- -------- --------
   Gross profit................................................   62,930   46,410   39,770
                                                                -------- -------- --------
Selling, general and administrative expenses...................   51,363   39,684   38,942
Loss on disposal of fixed assets...............................      167       --       --
Provision for restructuring and other severance................       --       --    2,920
Goodwill impairment charge.....................................       --       --      754
                                                                -------- -------- --------
   Total operating expenses....................................   51,530   39,684   42,616
                                                                -------- -------- --------
   Operating income (loss).....................................   11,400    6,726   (2,846)
Interest income................................................      638    2,347    1,873
                                                                -------- -------- --------
   Income (loss) before provision (benefit) for income taxes...   12,038    9,073     (973)
Provision (benefit) for income taxes...........................    4,935    3,630     (390)
                                                                -------- -------- --------
Net income (loss).............................................. $  7,103 $  5,443 $   (583)
                                                                ======== ======== ========
Net income (loss) per common and common equivalent share:......
Basic.......................................................... $   0.62 $   0.45 $  (0.05)
                                                                ======== ======== ========
Diluted........................................................ $   0.59 $   0.45 $  (0.05)
                                                                ======== ======== ========
Weighted average number of common and common equivalent shares:
Basic..........................................................   11,465   11,980   12,633
                                                                ======== ======== ========
Diluted........................................................   12,122   12,210   12,633
                                                                ======== ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In Thousands)

                                       Common Stock                         Additional
                                      -------------- Treasury    Deferred    Paid-in   Retained
                                      Shares  Amount  Stock    Compensation  Capital   Earnings  Total
                                      ------  ------ --------  ------------ ---------- -------- --------
Balance as of December 31, 1998...... 12,682   $169  $(24,350)   $    --     $118,363  $ 3,314  $ 97,496
   Net loss..........................     --     --        --         --           --     (583)     (583)
   Exercise of stock options.........     13     --        --         --          118       --       118
   Issuance of stock for business
     acquisitions, earnout payments..     43     --        --         --          308       --       308
   Purchase of treasury stock........   (436)    --    (2,639)        --           --       --    (2,639)
                                      ------   ----  --------    -------     --------  -------  --------
Balance as of December 31, 1999...... 12,302    169   (26,989)        --      118,789    2,731    94,700
   Net income........................     --     --        --         --           --    5,443     5,443
   Exercise of stock options.........     74      1        --         --          524       --       525
   Issuance of stock for business
     acquisitions....................    172      2        --         --        1,461       --     1,463
   Purchase of treasury stock........ (1,303)    --   (11,969)        --           --       --   (11,969)
                                      ------   ----  --------    -------     --------  -------  --------
Balance as of December 31, 2000...... 11,245    172   (38,958)        --      120,774    8,174    90,162
   Net income........................     --     --        --         --           --    7,103     7,103
   Exercise of stock options.........    192      2        --         --        1,748       --     1,750
   Purchase of treasury stock........     (8)    --        (3)        --           --       --        (3)
   Treasury shares issued for:.......
       Restricted common stock
         awards......................     84     --       548     (1,166)         618       --        --
       Business acquisitions,
         earnout payments............    125     --       823         --          977       --     1,800
       Exercise of stock options.....     27     --       177         --           22       --       199
   Amortization of deferred
     compensation....................     --     --        --        168           --       --       168
   Compensatory stock options........     --     --        --         --          337       --       337
                                      ------   ----  --------    -------     --------  -------  --------
Balance as of December 31, 2001...... 11,665   $174  $(37,413)   $  (998)    $124,476  $15,277  $101,516
                                      ======   ====  ========    =======     ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Thousands)

                                                                                     Years Ended December 31,
                                                                                   ----------------------------
                                                                                     2001      2000      1999
                                                                                   --------  --------  --------
Cash flows from operating activities:
   Net income (loss).............................................................. $  7,103  $  5,443  $   (583)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:........................................................
       Depreciation and amortization..............................................    6,297     4,710     4,210
       Provision for doubtful accounts and credit memo reserves...................      140       254     1,249
       Non-cash compensation......................................................      505        --        --
       Loss on disposal of fixed assets...........................................      167        --        --
       Provision for restructuring and other severance............................       --        --     2,920
       Goodwill impairment charge.................................................       --        --       754
       Deferred income taxes......................................................      443        80    (1,280)
       Changes in operating assets and liabilities, net of effects from acquisitions of businesses:..............................................
          (Increase) decrease in accounts receivable..............................  (11,307)   (9,788)   15,578
          Decrease (increase) in prepaid expenses and other current assets........      703      (881)      291
          (Increase) decrease in other assets.....................................   (1,010)      (84)      144
          Increase in accounts payable and accrued expenses.......................    3,721     2,198        42
          Increase (decrease) in deferred revenue.................................      425    (1,023)      209
          Increase in other liabilities...........................................      610       196        --
                                                                                   --------  --------  --------
       Net cash provided by operating activities..................................    7,797     1,105    23,534
                                                                                   --------  --------  --------
Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment.................................   (5,602)   (3,137)   (1,873)
   Business acquisitions, net of acquired cash....................................   (2,470)   (9,092)       --
   Business acquisitions, earnout payments........................................   (5,600)       --   (11,433)
                                                                                   --------  --------  --------
       Net cash used in investing activities......................................  (13,672)  (12,229)  (13,306)
                                                                                   --------  --------  --------
Cash flows from financing activities:
   Financing costs................................................................     (154)       --        --
   Proceeds from exercise of stock options........................................    1,949       525       118
   Purchase of treasury stock.....................................................       (3)  (11,969)   (2,639)
                                                                                   --------  --------  --------
       Net cash provided by (used in) financing activities........................    1,792   (11,444)   (2,521)
                                                                                   --------  --------  --------
       Net (decrease) increase in cash and cash equivalents.......................   (4,083)  (22,568)    7,707
Cash and cash equivalents, beginning of year......................................   22,063    44,631    36,924
                                                                                   --------  --------  --------
Cash and cash equivalents, end of year............................................ $ 17,980  $ 22,063  $ 44,631
                                                                                   ========  ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Taxes.......................................................................... $  5,178  $  4,114  $  1,799

  The accompanying notes are an integral part of these consolidated financial statements.

                       BORON, LEPORE & ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


1. Description of the Business:

Business:

   Boron, LePore & Associates, Inc. and subsidiaries, d/b/a BLP Group Companies (the ''Company''), provides integrated medical education services to the healthcare industry. The Company was founded in 1981 and has become a leading provider of educational meetings, educational content development and delivery, accredited medical education programs, symposia, video satellite conferences, web casts and other distance learning initiatives, visiting faculty programs, clinical advisory panels and field sales force logistics services.

2. Summary of Significant Accounting Policies:

Use of Estimates:

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation:

   The consolidated financial statements include the accounts of Boron, LePore & Associates, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The results of operations includes the accounts of Medical Media Communications, Inc. from April 30, 2001, Armand Scott, Inc. from June 29, 2000 and Consumer2Patient, Inc. from May 17, 2000 (See Note 15).

Cash and Cash Equivalents:

   The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition:

   Revenue is recognized as services are performed. For conferencing services, revenue is recognized upon completion of the meeting or symposia. Revenue for multiple-meeting projects is attributed to individual meetings based on an average amount per meeting, and is recognized as individual meetings are completed. Revenue for product marketing services is recognized in the period contractual performance benchmarks are achieved and confirmed by the client. Revenue for field force logistics services is recorded in the period the services are performed and are based on the specific terms of the contract. Revenue for content development is recognized when the academic material is delivered to and accepted by the applicable customer.

   Customers are invoiced according to agreed upon billing terms. Items that are invoiced prior to performance of the related services are recorded as deferred revenue and are not recognized as revenue until the required service is provided, in accordance with the Company's revenue recognition policy. Amounts earned for revenue recognized before the agreed upon billing terms have been met are recorded as accrued revenue and included in accounts receivable on the accompanying consolidated balance sheets.

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)

Fixed Assets:

   Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of the individual assets. Computer and telephone equipment lives are three to ten years, furniture and fixtures lives are five to ten years, and leasehold improvements are amortized over the shorter of the lives of the leases or the estimated useful lives which do not exceed eleven years. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized and depreciated.

Intangible Assets:

   Intangible assets generally represent goodwill associated with the excess of purchase price over net assets acquired, non-compete agreements and deferred financing costs. Goodwill is amortized over periods ranging from 10 to 20 years, and other intangible assets are amortized over the term of the related agreement, generally 3 to 5 years.

   The Company's total amortization expense was $3,374, $2,437 and $1,850 for the years ending December 31, 2001, 2000 and 1999, respectively, and accumulated amortization expense was $8,606 and $5,232 at December 31, 2001 and 2000, respectively.

Income Taxes:

   The provisions of Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes" ("SFAS No. 109") require the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (See Note 8).

Long-Lived Assets:

   The provisions of Statement of Financial Accounting Standards No. 121, ''Accounting for the Impairment of Long-Lived Assets'' (''SFAS No. 121'') require, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. In the opinion of management, no such changes in circumstances have occurred as of December 31, 2001.

Stock-Based Compensation:

   The provisions of Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (''SFAS No. 123'') require that an entity account for employee stock compensation under a fair value based method. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''Opinion 25''). The Company elected to remain with the accounting under Opinion 25 and related interpretations and has made the pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS No. 123 had been applied (See Note 11).

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


Earnings Per Share:

   The provisions of Statement of Financial Accounting Standards No. 128, ''Earnings Per Share'' (''SFAS No. 128'') require the presentation of basic earnings per share (''Basic EPS'') and diluted earnings per share (''Diluted EPS''). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities (See Note 3).

Segments of an Enterprise:

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements (See Note 14). The Company's management considers its business to be a single business entity - providing integrated medical education services to the healthcare industry.

Reclassification:

   Certain balances in prior years financial statements have been reclassified to conform to the presentation adopted in the current year.

New Accounting Pronouncements:

   During June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

   SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives will be tested for impairment. Goodwill recognized on or before June 30, 2001, is assigned to one or more reporting units and will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

   The Company is in the process of assessing the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. Total accumulated amortization of intangible assets and goodwill as of December 31, 2001 and 2000 was $8,606 and $5,232, respectively.

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS No. 144) which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," and the accounting and reporting provisions of the Accounting Principles Board No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt the standard January 1, 2002, and does not expect the adoption of SFAS No. 144 will have a material effect on its consolidated results of operations or financial position.

3.  Earnings Per Share:

   In accordance with SFAS 128, the following table reconciles net income
(loss) and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                         For the Years Ended December 31,
                                                       -----------------------------------
                                                          2001        2000        1999
                                                       ----------- ----------- -----------
Numerator:
Net income (loss)--Basic and Diluted.................. $     7,103 $     5,443 $      (583)
                                                       =========== =========== ===========
Denominator:
Weighted average shares outstanding--Basic............  11,464,971  11,979,829  12,633,483
Incremental shares from assumed conversions of options     656,816     230,423          --
                                                       ----------- ----------- -----------
Weighted average shares outstanding--Diluted..........  12,121,787  12,210,252  12,633,483
                                                       =========== =========== ===========
Net income (loss) per share--Basic....................      $ 0.62      $ 0.45     $ (0.05)
                                                            =====       =====      =======
Net income (loss) per share--Diluted..................      $ 0.59      $ 0.45     $ (0.05)
                                                            =====       =====      =======


   The diluted share base for the year ended December 31, 1999 excludes incremental shares of 77,104 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1999.

4.  Revolving Credit Agreement:

   In October 2001, the Company entered into a $15,000 revolving credit agreement with a bank, secured by substantially all of the Company's assets. The agreement contains sublimits of up to $10,000 to be used for acquisition related activities and $500 for standby letters of credit. Interest rates are based on the London Interbank Offered Rate plus 1.75% or the prime rate. The prime rate as of December 31, 2001 was 4.75%. A facility fee is charged on the unused amount at a rate of .125%. The credit agreement expires on December 31, 2003. As of December 31, 2001, the Company has $400 in outstanding letters of credit.

   The Company's revolving line of credit is subject to certain covenants including, but not limited to, certain provisions that restrict the Company's ability to make capital expenditures and require the Company to maintain a certain level of net worth. Additionally, the agreement contains certain financial covenants including funded debt to EBITDA and interest coverage ratio. The Company was in compliance with all such covenants at December 31, 2001.

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


5.  Furniture, Fixtures and Equipment:

   Furniture, fixtures and equipment consists of:

                                                                     December 31,
                                                                   ----------------
                                                                    2001     2000
                                                                   -------  -------
Computer and telephone equipment.................................. $13,671  $ 9,449
Furniture and fixtures............................................   3,567    2,961
Leasehold improvements............................................   1,582    1,673
Other.............................................................     397      348
                                                                   -------  -------
                                                                    19,217   14,431
Less: Accumulated depreciation....................................  (8,777)  (6,210)
                                                                   =======  =======
Furniture, fixtures and equipment, net of accumulated depreciation $10,440  $ 8,221
                                                                   =======  =======

   Depreciation expense was $2,923, $2,273 and $2,360 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.  Accrued Expenses:

   Accrued expenses are comprised of the following:

                                                      December 31,
                                                     ---------------
                                                      2001    2000
                                                     ------- -------
           Accrued honoraria........................ $ 1,150  $1,115
           Accrued restructuring and other severance     383     727
           Accrued meeting expenses.................  10,934   6,164
           Other accrued expenses...................   1,302   1,008
                                                     ------- -------
              Total Accrued Expenses................ $13,769  $9,014
                                                     ======= =======

7.  Commitments and Contingencies:

Operating Leases:

   The Company leases office space, automobiles, and equipment under various operating leases expiring at various dates through 2012. Approximate annual lease commitments for the next five years and thereafter are as follows:

                           2002............... $3,240
                           2003...............  3,136
                           2004...............  2,559
                           2005...............  2,201
                           2006...............  2,095
                           2007 and thereafter  7,506

   Rent expense charged against operations approximated $2,356, $1,474, and $1,610 for the years ended December 31, 2001, 2000 and 1999, respectively. Total lease commitments have not been reduced by minimum annual sublease rentals of approximately $1,771 on leases due in the future under non-cancelable leases.

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


Litigation:

   On or about May 25, 1999, one stockholder of the Company filed a punitive class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey (the "Court"). The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's relationship with GlaxoWellcome, and the impact of various events on the Company's earnings. In March 2002, the Company entered into a definitive settlement agreement to settle all claims in connection with the shareholder class action litigation pending in the Court. This settlement will result in the release of all claims brought by the participating class action plaintiffs against the Company and its current and former officers and directors. This settlement has been signed by the parties and is subject to final approval by the Court. The settlement has no admission of liability by the Company or its current or former officers or directors and will be funded by payment from the Company's insurance carriers.

   In addition, the Company, from time to time, is involved in legal proceedings incurred in the normal course of business. The Company believes none of these proceedings will have a material adverse effect on the financial condition or liquidity of the Company.

Employment Agreements:

   The Company has entered into employment and other agreements with its executive officers and certain other senior management employees, some of whom are stockholders of the Company. The employment agreements specify duties, benefits, confidentiality and miscellaneous other provisions. The employment agreements generally have initial terms of one to two years, with one-year renewals after such initial term. Assuming continued employment through 2002, as of December 31, 2001, the maximum contingent liability related to employment and other agreements is approximately $4,112.

   During 2000, the Company adopted a Long Term Incentive Plan ("LTIP") covering six key employees. This plan provides for a cash bonus pool payable in 2003 upon the achievement of certain financial targets, stock option grants, restricted stock awards and matching deferred compensation arrangements (see
Note 13), among other things. In 2001, the Company issued restricted stock valued at approximately $259 to these employees, which is included in deferred compensation. The issuances were recorded based on the fair market value of the stock on the date of the issuance and vest ratably over a two-year period. Accordingly, $72 was charged to compensation expense in the accompanying statement of operations for the year ended December 31, 2001.

8.  INCOME TAXES:

   The components of the provision (benefit) for income taxes are summarized as follows for the years ended December 31:

                                   2001   2000   1999
                                  ------ ------ -------
                        Current.. $4,492 $3,550 $   890
                        Deferred.    443     80  (1,280)
                                  ------ ------ -------
                           Total. $4,935 $3,630 $  (390)
                                  ====== ====== =======

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                2001  2000  1999
                                                ----  ----  ----
              Federal statutory rate........... 34.0% 34.0% 34.0%
              State taxes net of Federal effect  6.8   5.8   6.0
              Other............................  0.2   0.2   0.0
                                                ----  ----  ----
              Effective tax rate............... 41.0% 40.0% 40.0%
                                                ====  ====  ====

   Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities as of December 31 are as follows:

                                                           2001   2000
                                                          ------ ------
        Deferred tax assets:
           Allowance for doubtful accounts............... $  405 $  514
           Restructuring and other severance reserves....     89    190
           Employee benefits and compensation............    343    131
           Other.........................................     97    415
                                                          ------ ------
               Total deferred income tax assets.......... $  934 $1,250
                                                          ====== ======
        Deferred tax liabilities:
           Tax over book depreciation....................    461 $  495
           Tax over book goodwill amortization...........    760    635
           Other.........................................     36     --
                                                          ------ ------
               Total deferred income tax liabilities..... $1,257 $1,130
                                                          ====== ======

   The realization of the Company's deferred income tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

9.  Major Customers:

   Revenue from three customers accounted for approximately $38,600 (18%), $28,400 (14%), and $24,600 (12%) of total revenue for the year ending December 31, 2001.

   Revenue from two customers accounted for approximately $67,000 (40%) and $13,100 (8%) of total revenue for the year ending December 31, 2000.

   Revenue from two customers accounted for approximately $59,000 (39%) and $16,600 (11%) of total revenue for the year ending December 31, 1999.

   Two major customers accounted for approximately $18,824 (35%), and $16,575 (39%), of accounts receivable at December 31, 2001 and 2000, respectively.

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


10.  Treasury Stock:

   During 1999, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock, in open market or negotiated transactions. During 2000, the Board of Directors expanded this initiative, authorizing the repurchase of an additional 1,000,000 shares. The Company has repurchased 1,731,000 shares through December 31, 2001 at a cost of $14,605.

   Additionally, during 2001 and 1999, the Company repurchased 8,333 shares of common stock from former employees at a cost of $3, respectively in each year.

   In 2001, 236 of these treasury shares were reissued for restricted common stock awards, business acquisition earnout payments and through the exercise of stock options.

11.  Stock Option and Restricted Stock Awards:

   During 1996, the Boron, LePore & Associates 1996 Stock Option and Grant Plan (the ''1996 Plan'') was established. In August 1997, the 1996 Plan was amended to increase the shares of stock reserved for issuance under the 1996 Plan to 4,000,000 shares. In May 2001, the 1996 Plan was amended to increase the shares of stock reserved for issuance under the 1996 Plan to 5,200,000. During 1998, the Boron, LePore & Associates 1998 Stock Option Plan (the "1998 Plan") was established, under which 500,000 shares of Common Stock can be issued through the exercise of stock options. The following table summarizes stock option activity:

                                                                      Weighted
                                        Number of   Exercise Price    Average
                                         Shares       Per Share    Exercise Price
                                        ----------  -------------- --------------
Outstanding at December 31, 1998.......  1,819,502   $9.45--38.50      $24.42
   Granted.............................  1,638,200    6.31--13.00        9.14
   Cancelled........................... (1,031,460)   6.31--38.50       21.89
   Exercised...........................    (12,499)          9.45        9.45
                                        ----------   ------------      ------
Outstanding at December 31, 1999.......  2,413,743    6.31--35.75       15.21
   Granted.............................  1,230,049    7.50--12.00        8.98
   Cancelled...........................   (681,713)   6.56--35.75       16.74
   Exercised...........................    (74,350)   6.56-- 8.75        7.06
                                        ----------   ------------      ------
Outstanding at December 31, 2000.......  2,887,729    6.31--35.75       12.34
   Granted.............................  1,824,219    9.49--14.29       12.69
   Cancelled...........................   (390,044)   7.13--35.13       20.09
   Exercised...........................   (218,780)   6.31--13.00        8.91
                                        ----------   ------------      ------
Outstanding at December 31, 2001.......  4,103,124   $6.31--33.75      $11.94
                                        ==========   ============      ======
Shares exercisable at December 31, 2001  1,517,981   $6.31--35.75      $12.63
                                        ==========   ============      ======

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   The following table summarizes information about options outstanding at December 31, 2001:

                                                         Options Exercisable at
              Options Outstanding at December 31, 2001      December 31, 2001
              ---------------------------------------- ---------------------------
                          Weighted
               Number      Average   Weighted Average
                 of       Exercise   Contractual Life   Number   Weighted Average
Range          Shares       Price        (Years)       of Shares  Exercise Price
-----          ---------  ---------  ----------------  --------- -----------------
$ 6.31-- 7.70   763,500   $    7.18        8.0           472,500 $            7.10
$ 7.71--11.55 1,107,068        9.56        8.6           328,753              9.51
$11.56--23.10 1,901,719       12.83        9.6           431,375             12.84
$23.11--35.75   330,837       25.73        6.4           285,353             25.07
               ---------  ---------                    ---------             -----
              4,103,124   $   11.94                    1,517,981 $           12.63
               =========  =========                    ========= =================

   Of the total options outstanding under the 1996 and 1998 Plans, 1,517,981, 907,696, and 535,876 were exercisable at December 31, 2001, 2000 and 1999, respectively. Stock options available for grant were 67,587, 492,025, and 953,860, at December 31, 2001, 2000 and 1999, respectively.

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

                                                     2001   2000   1999
                                                    ------ ------ -------
      Pro forma net income (loss).................. $1,745 $1,461 $(5,298)
      Pro forma net income (loss) per common share:
         Basic..................................... $ 0.15 $ 0.12 $ (0.42)
         Diluted................................... $ 0.14 $ 0.12 $ (0.42)

   The fair value of options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999: weighted-average risk-free interest rates of 1.7%, 6.2%, and 6.8% for 2001, 2000 and 1999, respectively, no dividends, volatility factors of the expected market price of the Company's common stock of 57.2%, 66.5% and 100.0% for 2001, 2000 and 1999, respectively, a weighted-average expected life of the options of 6.0 years for 2001 and 1999 and 5.0 years for 2000 and a weighted-average grant date fair value of options granted during fiscal years of $6.87, $5.49 and $7.51 for 2001, 2000 and 1999, respectively.

   Additionally in 2001, the Company issued restricted stock valued at approximately $907 to certain key employees, which is included in deferred compensation. The issuances were recorded based on the fair market value of the stock on the date of the issuance and vest ratably over a three-year period. Accordingly, $96 was charged to compensation expense in the accompanying statement of operations for the year ended December 31, 2001.

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

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


   The 401(k) Plan is employee funded up to an elective annual deferral. In addition, the Company matches 50% of the participant's contribution up to a maximum employer contribution of 2.0% of the employee's total compensation. For the years ended December 31, 2001, 2000 and 1999, the Company's matching contributions and administrative expenses less employee forfeitures to the 401(k) Plan were approximately $(86), $133 and $227, respectively.

13.  Nonqualified Deferred Compensation Plan:

   During 2000, the Company offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provide the opportunity to defer a specified percentage of their compensation. Participants may elect to defer up to 19% of the annual base salary and up to 100% of their bonus. The Company's obligations under this plan are unfunded for tax purposes and for purposes of Title I of the Employment Retirement Income Security Act of 1974 and are unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. Additionally, the Company matches the employee contribution for a select group of employees that participate in the LTIP based on a specified percentage determined by years of service with the Company. For the years ended December 31, 2001 and 2000, the Company's matching contributions were approximately $120 and $125, respectively. All amounts contributed to the plan are reflected in other assets and other liabilities on the accompanying consolidated balance sheets and approximate $783 and $173 at December 31, 2001 and 2000, respectively.

14.  Segment Information:

   The Company's management considers its business to be a single business entity - providing medical education services to the healthcare industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management has traditionally evaluated its product offerings on a revenue basis, which is presented below. However, due to the evolution of the business, the similarity of the service offerings, and developments in the production process, the Company will report one line of business in 2002. Management will continue to evaluate profitability and allocate resources on an enterprise wide basis due to shared infrastructures.

                                     For the Years Ended December 31,
                                     --------------------------------
                                        2001       2000       1999
                                      --------   --------   --------
          Revenues:
          Medical education services $167,920   $ 94,798   $ 68,081
          Sales services............   42,998     73,083     81,367
                                      --------   --------   --------
             Total revenues......... $210,918   $167,881   $149,448
                                      ========   ========   ========

   As explained above, in 2002 "Medical Education Services" and "Sales Services" will be combined and disclosed as "Medical Education Services." Management believes this new classification provides the most useful and relevant measurements to evaluate its business.

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

   In March 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategic Implications International, Inc., a Maryland corporation. The purchase price was $4,300 in cash and approximately 137,000 shares of the Company's common stock. In addition, the Company paid $700 during 1999 based on the attainment of financial goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $9,200 and is being amortized over a twenty-year period through December 31, 2001.

   In May 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Education Systems, Inc., a Pennsylvania corporation. The purchase price was $10,000 in cash and 160,103 shares of the Company's common stock. The Company paid an additional $9,500 during 1999 based upon the attainment of certain operating income goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $26,000 and is being amortized over a twenty-year period through December 31, 2001.

   In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Strategem Plus, Inc., a New Jersey corporation. The purchase price was $1,600 in cash and 13,630 shares of the Company's common stock. During 1999, the Company paid $1,233 in cash and 43,406 shares of the Company's common stock based on the attainment of certain financial goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $4,000 and is being amortized over a twenty-year period through December 31, 2001.

   In May 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Consumer2Patient, Inc., a North Carolina corporation, Physician to Physician, LLC, a North Carolina limited liability corporation, and Alternative Media Solutions, LLC, a North Carolina limited liability corporation. The purchase price was $2,000 in cash. During 2001, the Company paid an additional $2,000 in cash based on the attainment of certain financial goals. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $3,850 of which approximately $3,720 and $130 is allocated to goodwill and non-compete agreements, respectively. The resulting goodwill is being amortized over a ten year period through December 31, 2001. The non-compete agreement is being amortized over a three-year period.

   In June 2000, the Company purchased substantially all of the assets and assumed certain liabilities of Armand Scott, Inc., a New Jersey corporation. The purchase price was $7,500 in cash and 172,167 shares of the Company's common stock. During 2001, the Company paid $3,600 in cash and 125,523 shares of the Company's common stock based on the attainment of certain financial goals. In addition, the Company may be required to pay an additional amount up to $5,400 in contingent cash and stock payments based on the achievement of certain operating income goals of the acquired business during the one year period ended June 30, 2002. The

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)

acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $13,343, of which approximately $12,863 and $480 is allocated to goodwill and non-compete agreements, respectively. The resulting goodwill is being amortized over a 15 year period through December 31, 2001. The non-compete agreement is being amortized over a three-year period.

   On April 30, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Medical Media Communications, Inc., an Illinois corporation. The purchase price was $2,625 in cash. In January 2002, an additional $1,600 was paid based upon the attainment of certain financial goals. In addition, the Company may be required to pay an additional amount up to $1,600 in contingent cash payments based on the achievement of certain financial goals of the acquired business during the one year period ended April 30, 2003. The acquisition has been accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired was estimated to be approximately $2,619, of which approximately $2,319 and $300 is allocated to goodwill and non-compete agreements, respectively. The resulting goodwill is being amortized over a 15 year period through December 31, 2001. The non-compete agreement is being amortized over a three-year period.

   The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of the respective periods:

                                          For the Years Ended December 31,
                                          --------------------------------
                                             2001       2000       1999
                                           --------   --------   --------
     Net revenues........................ $212,452   $184,071   $175,091
     Net income.......................... $  7,149   $  6,634   $  2,676
                                           ========   ========   ========
     Pro forma diluted earnings per share $   0.59   $   0.54   $   0.21
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

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


16.  Provision for Restructuring and Other Severance:

   During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1,700 and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1,220. The fourth quarter provision was net of a $280 reversal related to the second quarter provision. The second quarter provision relates to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision relates to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. The activity impacting the accrual for restructuring and other severance during 2001 and 2000 is summarized in the following table:

                           Balance at    Charges    Balance at    Charges    Balance at
                          December 31, Utilized in December 31, Utilized in December 31,
                              1999        2000         2000        2001         2001
                          ------------ ----------- ------------ ----------- ------------
Workforce reductions.....    $1,109      $(1,022)      $ 87        $ (83)       $  4
Disposition of facilities     1,115         (484)       631         (261)        370
Other....................        63          (54)         9           --           9
                             ------      -------       ----        -----        ----
                             $2,287      $(1,560)      $727        $(344)       $383
                             ======      =======       ====        =====        ====

17.  Quarterly Results of Operations (Unaudited):

   Summarized unaudited quarterly operating results for 2001 and 2000 are as follows:

                                                Fiscal Quarters Ended
                                        -------------------------------------
                                        March 31, June 30, Sept. 30, Dec. 31,
                                          2001      2001     2001      2001
                                        --------- -------- --------- --------
   Revenues............................  $46,067  $53,327   $45,970  $65,554
   Gross profit........................   14,033   16,131    13,383   19,383
   Net income..........................    1,389    1,911     1,329    2,474
   Net income per common share--basic..  $  0.12  $  0.17   $  0.12  $  0.21
   Net income per common share--diluted  $  0.12  $  0.16   $  0.11  $  0.20

                                                Fiscal Quarters Ended
                                        -------------------------------------
                                        March 31, June 30, Sept. 30, Dec. 31,
                                          2000      2000     2000      2000
                                        --------- -------- --------- --------
   Revenues............................  $37,114  $41,099   $39,591  $50,077
   Gross profit........................    9,661   11,375    11,315   14,059
   Net income..........................    1,064    1,310     1,264    1,805
   Net income per common share--basic..  $  0.09  $  0.11   $  0.11  $  0.16
   Net income per common share--diluted  $  0.09  $  0.11   $  0.10  $  0.15

                       BORON, LEPORE & ASSOCIATES, INC.

                (in thousands, except share and per share data)


18.  Subsequent Event:

   In February of 2002, the Board of Directors approved the adoption of the 2002 Stock Option and Incentive Plan. The shares of stock reserved for issuance under this plan is 500,000 shares. Shares of this plan cannot be granted to officers or directors.

   In February of 2002, the Board of Directors approved the adoption of the 2002 Stock Option and Incentive Plan. The shares of stock reserved for issuance under this plan is 1,200,000 shares. The adoption of this plan is subject to shareholder approval.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   The information appearing under the captions ''Information Regarding Directors'' and ''Executive Officers'' in the registrant's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders to be held in May 2002 is incorporated herein by reference.

ITEM 11.  Executive Compensation

   The information appearing under the caption ''Executive Compensation'' in the registrant's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders to be held in May 2002 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners znd Management

   The information appearing under the caption ''Principal and Management Stockholders'' in the registrant's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders to be held in May 2002 is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

   The information appearing under the caption ''Certain Transactions'' in the registrant's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders to be held in May 2002 is incorporated herein by reference.

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

 2.4(a) Consent and Second Amendment to Stockholder's Agreement, dated March 11, 1998.(4)

 2.8    Asset Purchase Agreement by and among the Company, Consumer2Patient, Inc., Physician 2
        Physician, LLC, Alternative Media Solutions, LLC and Lisa Thomas dated May 4, 2000. (8)

 2.9    Asset Purchase Agreement by and among the Company, Armand Scott, Inc., Scott Pallais, Marline
        Pallais, and the Pallais Family Trust dated June 29, 2000 (9)

 3.1    Third Amended and Restated Certificate of Incorporation.(4)

 3.2    Amended and Restated By-laws.(4)

 4.1    Specimen certificate for shares of Common Stock, $.01 par value, of the Company.(3)

10.2    Lease by and between SPENCO, Ltd. and the Company.(1)

10.3    Deed of Lease Agreement by and between Norfolk Commerce Center Limited Partnership and the
        Company.(1)

10.4    1999 Employment Agreement for Patrick G. LePore.(6)

10.8    Non-Competition Agreement for Patrick G. LePore.(4)

10.12   Boron, LePore & Associates, Inc. Amended and Restated 1996 Stock Option and Grant Plan.(2)

10.13   Boron, LePore & Associates, Inc. 1998 Employee Stock Option and Grant Plan.(5)

10.14   Form of Indemnification Agreement between the Registrant and directors.(1)

10.27   Lease Agreement by and between Maurice M. Weill, Trustee, as Landlord and BLP Group
        Companies, as Tenant.(4)

10.29   Incentive Stock Option Agreement for Patrick G. LePore.(4)

10.30   Indemnification Agreement for Patrick G. Lepore.(6)

10.31   Employment Agreement for Steven M. Freeman.(7)


10.32 Incentive Stock Option Agreement for Steven M. Freeman.(7)

10.37 Lease Agreement by and between Westford/Whitehall Holdings, LLC, as Landlord and Boron,
      LePore, Associates, Inc. as Tenant.(10)

10.38 Employment Agreement for Anthony J. Cherichella.(10)

10.39 Incentive Stock Option Agreement for Anthony J. Cherichella.(10)

10.40 Agreement to provide Field Force Logistic Services.(10)

10.41 Boron, LePore & Associates, Inc. Amended and Restated 1996 Stock Option and Grant Plan.(11)

10.42 Credit Agreement with Fleet Bank.

10.43 Restricted Stock Agreement for Steven M. Freeman.

10.44 Amendment to Agreement to provide Field Force Logistic Services.

10.45 Employment Agreement Amendment for Anthony J. Cherichella.

10.46 Employment Agreement Amendment for Steven M. Freeman.

21.1  Subsidiaries of the Registrant.

23.2  Consent of Arthur Andersen LLP.

99.1  Letter to Commission Pursuant to Temporary Note 3T.

--------
(1) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 15, 1997.
(2) Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on August 29, 1997.
(3) Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-30573) filed with the Commission on September 18, 1997.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 10-K (SEC File No. 000-23093) for the year ended December 31, 1997, filed with the Commission on March 31, 1998.
(5) Previously filed as an exhibit to the Company's current report on Form 10-k filed on March 26, 1999.
(6) Previously filed as an exhibit to the Company's current report on Form 8-k filed on July 13, 1999.
(7) Previously filed as an exhibit to the Company's current report on Form 10-k filed on March 30, 2000.
(8) Previously filed as an exhibit to the Company's current report on Form 8-k filed on June 1, 2000.
(9) Previously filed as an exhibit to the Company's current report on Form 8-k filed on July 13, 2000.
(10) Previously filed as an exhibit to the Company's current report on Form 10-k filed on March 30, 2001.
(11) Previously filed as an exhibit to the Company's registration statement on Form S-8 (SEC File No. 333-66072) filed with the Commission on July 27, 2001.

   A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED UPON PAYMENT OF A REASONABLE FEE FOR COPYING BY WRITTEN REQUEST TO ATTENTION: ALLISON WEY, BORON, LEPORE & ASSOCIATES, INC., 1800 VALLEY ROAD, WAYNE, NEW JERSEY 07470.

   (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wayne, New Jersey, on March 29, 2002.

                                          Boron, Lepore & Associates, Inc.

                                                       /s/  PATRICK G. LEPORE
                                               By: -----------------------------
                                                         Patrick G. LePore
                                                     Chairman, Chief Executive
                                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/  PATRICK G. LEPORE     Chairman of the Board, Chief  March 29, 2002
-----------------------------   Executive Officer, Director
      Patrick G. LePore         (Principal Executive
                                Officer)
   /s/  STEVEN M. FREEMAN     Chief Operating Officer,      March 29, 2002
-----------------------------   President and Director
      Steven M. Freeman
 /s/  ANTHONY J. CHERICHELLA  Chief Financial Officer,      March 29, 2002
-----------------------------   Secretary and Treasurer,
   Anthony J. Cherichella       (Principal Financial and
                                Accounting Officer)
  /s/  ROGER BOISSONNEAULT    Director                      March 29, 2002
-----------------------------
     Roger Boissonneault
    /s/  RONALD NORDMANN      Director                      March 29, 2002
-----------------------------
       Ronald Nordmann
     /s/  MELVIN SHAROKY      Director                      March 29, 2002
-----------------------------
       Melvin Sharoky
    /s/  JOSEPH E. SMITH      Director                      March 29, 2002
-----------------------------
       Joseph E. Smith
   /s/  JOHN T. SPITZNAGEL    Director                      March 29, 2002
-----------------------------
     John T. Spitznagel
   /s/  JOHN A. STALEY, IV    Director                      March 29, 2002
-----------------------------
     John A. Staley, IV
     /s/  CARTER ECKERT       Director                      March 29, 2002
-----------------------------
        Carter Eckert

                                                                    SCHEDULE II

                       BORON, LEPORE & ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            Charged
                                                Balance at  to Costs Charged
                                               Beginning of   and      To                  Balance at
                                                   Year     Expenses Revenue  Deductions   End of Year
                                               ------------ -------- -------- ----------   -----------
Year ended December 31, 1999:
   Allowance for doubtful accounts and Credit
     memo reserve.............................  $  535,000  $949,000 $300,000  $452,000(a) $1,332,000
Year ended December 31, 2000:
   Allowance for doubtful accounts and Credit
     memo reserve.............................  $1,332,000  $254,000 $400,000  $700,000(a) $1,286,000
Year ended December 31, 2001:
   Allowance for doubtful accounts and Credit
     memo reserve.............................  $1,286,000  $140,000 $     --  $412,000(a) $1,014,000

--------
(a) Charges to the reserve account for uncollectible amounts written off and credits issued during the year.