Form 10-Q
period 2002-03-31
BORON LEPORE & ASSOCIATES INC
filed 2002-05-14
CIK 1029281

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

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

                          YES   X              NO _______
                             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT MAY 09, 2002
              -----                           ---------------------------
 Common stock, par value $.01 share                   11,706,903


================================================================================

                        BORON, LEPORE & ASSOCIATES, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----
   PART I    FINANCIAL INFORMATION


   Item 1.   Consolidated Financial Statements:

             Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001 .........        3

             Consolidated Statements of Income for the Three Months Ended March 31, 2002
             and 2001 (unaudited) ....................................................................        4

             Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
             and 2001 (unaudited) ....................................................................        5

             Notes to Consolidated Financial Statements ..............................................      6-9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..............................................................................    10-13

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................       13

PART II      OTHER INFORMATION

             Item 1:   Legal Proceedings .............................................................       14

             Item 2:   Changes in Securities .........................................................       14

             Item 3:   Defaults in Senior Securities .................................................       14

             Item 4:   Submission of Matters to a Vote of Security Holders ...........................       14

             Item 5:   Other Information .............................................................       14

             Item 6:   Exhibits and Reports on Form 8-K

                       (a)  Exhibits .................................................................       15

                       (b)  Reports on Form 8-K ......................................................       15


             Signatures ..............................................................................       16

                        BORON, LEPORE & ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                        March 31,        December 31,
                                                                                          2002              2001
                                                                                       -----------       ------------
                                                                                       (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................    $  14,052         $  17,980
   Accounts receivable, net ........................................................       66,616            53,258
   Prepaid expenses and other current assets .......................................        7,806             3,170
   Deferred income taxes ...........................................................          934               934
                                                                                        ---------         ---------
          Total current assets .....................................................       89,408            75,342
Furniture, fixtures and equipment, at cost, net of accumulated depreciation of
   $9,627 and $8,777 at March 31, 2002 and December 31, 2001, respectively .........       10,311            10,440
Intangible assets, net .............................................................       52,091            50,630
Other assets .......................................................................        1,685             1,420
                                                                                        ---------         ---------
          Total assets .............................................................    $ 153,495         $ 137,832
                                                                                        =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................    $   4,572         $   4,070
   Accrued payroll .................................................................        3,737             3,540
   Accrued expenses ................................................................       14,673            13,769
   Deferred revenue ................................................................       24,132            12,874
                                                                                        ---------         ---------
          Total current liabilities ................................................       47,114            34,253
Deferred income taxes ..............................................................        1,617             1,257
Other liabilities ..................................................................        1,044               806
                                                                                        ---------         ---------
          Total liabilities ........................................................       49,775            36,316
Commitments and contingencies                                                                  --                --
Stockholders' equity:
   Common stock, $.01 par value, 50,000 shares authorized; 17,376 issued and
      11,693 outstanding at March 31, 2002; 17,376 issued and 11,665 outstanding
      at December 31, 2001 .........................................................          174               174
   Treasury stock, at cost, 5,683 shares at March 31, 2002 and  5,711 shares
      December 31, 2001, respectively ..............................................      (37,229)          (37,413)
   Deferred compensation ...........................................................         (889)             (998)
   Additional paid-in capital ......................................................      124,504           124,476
   Retained earnings ...............................................................       17,160            15,277
                                                                                        ---------         ---------
          Total stockholders' equity ...............................................      103,720           101,516
                                                                                        ---------         ---------
          Total liabilities and stockholders' equity ...............................    $ 153,495         $ 137,832
                                                                                        =========         =========

    The accompanying notes are an integral part of these consolidated balance sheets.

                        BORON, LEPORE & ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                       Three months ended
                                                                             March 31,
                                                                   ---------------------------
                                                                       2002            2001
                                                                   -----------      ----------
Revenues ........................................................    $ 50,174        $ 46,067

Cost of sales ...................................................      33,958          32,034
                                                                     --------        --------

Gross profit ....................................................      16,216          14,033

Selling, general and administrative expenses ....................      13,154          12,025
                                                                     --------        --------

Operating income ................................................       3,062           2,008

Interest income .................................................          81             307
                                                                     --------        --------

Income before provision for income taxes ........................       3,143           2,315

Provision for income taxes ......................................       1,260             926
                                                                     --------        --------

Net income ......................................................    $  1,883        $  1,389
                                                                     ========        ========

Net income per common and common equivalent share:

     Basic ......................................................    $   0.16        $   0.12
                                                                     ========        ========

     Diluted ....................................................    $   0.16        $   0.12
                                                                     ========        ========

Weighted average number of common and common equivalent shares:

     Basic ......................................................      11,587          11,328
                                                                     ========        ========

     Diluted ....................................................      12,078          11,936
                                                                     ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                       2002            2001
                                                                                   ------------    ------------
Cash Flows From Operating Activities:
   Net income ................................................................      $   1,883       $   1,389
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization ...........................................            875           1,481
     Provision for doubtful accounts and credit memo reserves ................            (67)             85
     Non-cash compensation ...................................................            109              --
     Deferred income taxes ...................................................            360              --
     Changes in operating assets and liabilities:
        Increase in accounts receivable ......................................        (13,291)        (10,123)
        (Increase) decrease in prepaid expenses and other current assets......         (4,636)          1,078
        Increase in other assets..............................................           (265)           (176)
        Increase (decrease) in accounts payable and accrued expenses..........          1,663            (419)
        Increase (decrease) in deferred revenue ..............................         11,259            (552)
        Increase in other liabilities ........................................            237             175
                                                                                    ---------       ---------
           Net cash used in operating activities .............................         (1,873)         (7,062)
                                                                                    ---------       ---------

Cash Flows From Investing Activities:
     Purchases of furniture, fixtures and equipment ..........................           (724)         (2,146)
     Business acquisitions, earnout payments .................................         (1,537)             --
                                                                                    ---------       ---------
           Net cash used in investing activities .............................         (2,261)         (2,146)
                                                                                    ---------       ---------

Cash Flows From Financing Activities:
     Financing costs .........................................................             (7)             --
     Proceeds from exercise of stock options .................................            213           1,436
                                                                                    ---------       ---------
           Net cash provided by financing activities .........................            206           1,436
                                                                                    ---------       ---------
           Decrease in cash and cash equivalents .............................         (3,928)         (7,772)

Cash and cash equivalents, beginning of period ...............................         17,980          22,063
                                                                                    ---------       ---------

Cash and cash equivalents, end of period .....................................      $  14,052       $  14,291
                                                                                    =========       =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Taxes ...................................................................      $     418       $     583

   The accompanying notes are an integral part of these consolidated financial statements.

                        BORON, LEPORE & ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Description of the Business and Basis of Presentation:

          Boron, LePore & Associates, Inc. and subsidiaries, d/b/a BLP Group Companies (the "Company"), provides integrated medical education services to the healthcare industry. The Company was founded in 1981 and has become a leading provider of educational meetings, educational content development and delivery, accredited medical education programs, symposia, video satellite conferences, web casts and other distance learning initiatives, visiting faculty programs, clinical advisory panels and field sales force logistics services.

          The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The foregoing financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.

(2)  Earnings Per Share:

          The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                            Three months ended
                                                                March 31,
                                                        ------------------------
(In thousands, except per share data)                      2002          2001
                                                        -----------   ----------

Numerator:
   Net income - Diluted ..............................   $  1,883      $  1,389
                                                         ========      ========

   Net income - Basic ................................   $  1,883      $  1,389
                                                         ========      ========

Denominator:
   Weighted average shares outstanding - Basic .......     11,587        11,328
   Incremental shares from assumed conversions
     of options ......................................        491           608
                                                         --------      --------

   Weighted average shares outstanding - Diluted......     12,078        11,936
                                                         ========      ========

Earnings per share - Basic ...........................   $   0.16      $   0.12
                                                         ========      ========

Earnings per share - Diluted .........................   $   0.16      $   0.12
                                                         ========      ========

                        BORON, LEPORE & ASSOCIATES, INC.

                                   (Unaudited)

(3)  Provision for Restructuring and Other Severance:

          During 1999, the Company incurred two provisions for restructuring and other severance based on approved management plans. During the second quarter of 1999, the Company recorded a provision for restructuring in the amount of $1.7 million and during the fourth quarter of 1999, the Company recorded a provision for restructuring and other severance in the amount of $1.2 million. The fourth quarter provision was net of a $0.3 million reversal related to the second quarter provision. The second quarter provision related to a workforce reduction of approximately 90 employees, the downsizing or closing of certain office locations and other related costs which represent approximately 67%, 21% and 12%, respectively, of the total provision. The fourth quarter provision related to the wind-down of the Company's teleservice business in Norfolk, Virginia, including a workforce reduction of approximately 75 employees and the disposition of certain assets, and a management change which represent approximately 12%, 60% and 28%, respectively, of the total provision. The activity impacting the accrual for restructuring and other severance during the three months ended March 31, 2002 is summarized in the following table:

                                         Balance at      Charges    Balance at
                                        December 31,   Utilized in   March 31,
(in thousands)                              2001          2002         2002
--------------------------------------------------------------------------------
Workforce reduction ................         $   4            $ --        $   4
Disposition of facilities ..........           370              55          315
Other ..............................             9              --            9
                                      ------------------------------------------
       Total                                 $ 383            $ 55        $ 328
                                      ==========================================


(4)  Segment Information:

          The Company's management considers its business to be a single business entity - providing medical education services to the healthcare industry. The Company's services generally are utilized by customers and people associated with the pharmaceutical industry and the medical profession. Management has traditionally evaluated its product offerings on a revenue basis, however, due to the evolution of the business, the similarity of the service offerings, and developments in the production process, the Company will report one line of business in 2002. Accordingly, "Medical Education Services" and "Sales Services" will be combined and disclosed as "Medical Education Services." Management believes this new classification provides the most useful and relevant measurements to evaluate its business. Management will continue to evaluate profitability and allocate resources on an enterprise wide basis due to shared infrastructures.

(5)  Goodwill and Other Intangible Assets

          In accordance with the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company reassessed the value of its intangible assets and the remaining amortization period of each. All goodwill has been assigned to the Medical Education Services reporting unit and amounts previously allocated to non-compete arrangements will continue to be amortized over the term of the applicable agreement. The following table reconciles net income amounts to calculate basic earnings per share and diluted earnings per share to reflect these adjustments:

                                           For the Three Months Ended March 31,
(in thousands, except per share data)         2002                     2001
                                           -----------              -----------
                                                                    (pro forma)
Reported Net Income                              1,883                    1,389
Add Back: Goodwill Amortization                      -                      399
                                           -----------              -----------
Adjusted Net Income                              1,883                    1,788
                                           ===========              ===========

Basic EPS:
     Reported Net Income                   $      0.16              $      0.12
     Goodwill Amortization                 $         -              $      0.03
                                           -----------              -----------
     Adjusted Net Income                   $      0.16              $      0.15
                                           ===========              ===========

Diluted EPS:
     Reported Net Income                   $      0.16              $      0.12
     Goodwill Amortization                 $         -              $      0.03
                                           -----------              -----------
     Adjusted Net Income                   $      0.16              $      0.15
                                           ===========              ===========

(6)  Subsequent Events

          On April 1, 2002, the Company purchased substantially all of the assets and assumed certain liabilities of Dover Communications, Inc. ("Dover"), a Pennsylvania Corporation. The purchase price was $8,000 in cash. In addition, the Company may be required to pay up to an additional $21,600 in contingent cash and stock payments based on the achievement of certain operating income goals of the acquired business during the two-year period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the acquired assets was recorded as intangible assets, of which approximately $6.4 million was preliminary allocated to unamortizable goodwill and approximately $0.8 million was preliminary allocated to non-compete agreements. The non-compete agreements are being amortized over a five-year period. Dover is based in Blue Bell, Pennsylvania and provides accredited and non-accredited medical education services.

          On May 1, 2002, the Company purchased substantially all of the assets and assumed certain liabilities of Liberty Communications, Inc. ("Liberty"), a New Jersey Corporation. The purchase price was $1,500 in cash. In addition, the Company may be required to pay up to an additional $9,500 in contingent cash and stock payments based on the achievement of certain operating income goals of the acquired business during the two-year period subsequent to the date of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the acquired assets was recorded as intangible assets, of which approximately $1.3 million was preliminary allocated to unamortizable goodwill and approximately $0.2 million was preliminary allocated to non-compete agreements. The non-compete agreements are being amortized over a five-year period. Liberty is based in East Windsor, New Jersey and provides accredited and non-accredited medical education services.

                        BORON, LEPORE & ASSOCIATES, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     Boron, LePore & Associates, Inc., d/b/a BLP Group Companies, (the "Company") provides integrated medical education to the healthcare industry. Our services include strategic consultation, content development, accredited and non-accredited program development and execution, logistics management and a variety of internet-based solutions related to these services. Substantially all of our customers are large pharmaceutical companies seeking to educate physicians and other healthcare professionals. Our core services include accredited and non-accredited symposia, advisory boards, satellite symposia, teleconferences, dinner meetings, sales force education meeting support, large-scale videoconferences, advocacy development, patient-based services; such as support groups and community awareness programs, publication planning and web conferencing. Our services are integrated along the "pre" and "post" launch periods of the pharmaceutical product life cycle.

     Our objective is to enhance our position as a leading provider of medical communications programs, continue to expand our educational services, particularly content development and delivery, and selectively expand and add complimentary services to support our medical education services. The principal elements of our strategy are to: (i) improve the support for and depth of our integrated medical education service solutions; (ii) increase business within existing customers; (iii) obtain new customers; (iv) target new audiences; and
(v) pursue strategic acquisitions.

     We believe that the increase in business with existing customers and the addition of new customers reflects increased recognition of medical communications programs as an effective promotional technique and increased levels of marketing and educational spending in the pharmaceutical industry.

     Certain of our services, particularly symposia and field sales force logistics, have lower gross margin percentages than our historical medical education business, while other services, particularly educational conferencing and medical education content development and delivery, have higher gross margin percentages than our historical medical education business. As such, the mix of business generated from individual services could impact our operating profit percentage. Our operating performance objective is to further enhance our operating profit through efficiency efforts, become selective in pursuing noncore, low margin services, carefully manage operating expenses, improve our mix of revenue and increase our overall revenue. We believe our efforts in 2001 and the first three months of 2002, along with our strong balance sheet will enable us to capitalize on opportunities in the evolving pharmaceutical services marketplace. However, there can be no assurance that we will achieve our operating performance objective.

Results of Operations

          The following table sets forth, as a percentage of revenues, certain items reflected in the Company's Consolidated Statements of Income for the periods indicated.

                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                  2002             2001
                                                  ----             ----

Revenues ...................................     100.0%           100.0%

Cost of sales ..............................      67.7             69.5
                                               ---------        ---------

Gross profit ...............................      32.3             30.5

Selling, general and administrative expenses      26.2             26.1
                                               ---------        ---------

Operating income ...........................       6.1              4.4

Interest income ............................       0.2              0.6
                                               ---------        ---------

Income before provision for income taxes ...       6.3              5.0

Provision for income taxes .................       2.5              2.0
                                               ---------        ---------

Net income .................................       3.8%             3.0%
                                               =========        =========

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Revenues increased $4.1 million, or 9%, from $46.1 million in the three-month period ended March 31, 2001 to $50.2 million in the three-month period ended March 31, 2002. This growth primarily resulted from additional customers participating in our field sales force logistics service offering and additional revenue earned through the expansion of our educational and conferencing service offerings, which includes increased strategic consulting and content development and delivery. Approximately $1.7 million of this increase in revenue was generated from the acquisition of MMC in April 2001.

     Cost of sales increased $2.0 million, or 6%, from $32.0 million in the three-month period ended March 31, 2001 to $34.0 million in the three-month period ended March 31, 2002. Cost of sales as a percentage of revenues decreased from 69.5% in the prior year period to 67.7% in the current year period. The decrease in cost of sales as a percentage of revenues was primarily due to the increased proportion of educational and conferencing service revenue, specifically strategic consultation and content development and delivery, which has a higher average gross profit than the revenue generated from our field sales force logistics offering.

     Selling, general and administrative expenses increased $1.2 million, or 9%, from $12.0 million in the three-month period ended March 31, 2001 to $13.2 million in the three-month period ended March 31, 2002. This increase was primarily due to increased personnel related costs of approximately $2.1 million, of which $0.3 million relates to employees of MMC, an increase in depreciation expense of approximately $0.1 million and approximately $0.2 million of increased rent, telephone costs and utilities as a result of expanding into new facilities. These amounts are partially offset by a decrease of approximately $0.2 million in travel and entertainment, approximately $0.2 million in outside services and professional fees, approximately $0.2 million in other operating expense accounts and approximately $0.6 million in amortization as a result of the adoption of the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") in 2002. Selling, general and administrative expenses increased as a percentage of revenues from 26.1% in the prior year period to 26.2% in the current year period. This increase is primarily the result of the aforementioned operational investments to expand the scope and depth of our services.

     Operating income increased $1.1 million, or 52%, from $2.0 million in the three-month period ended March 31, 2001 to $3.1 million in the three-month period ended March 31, 2002. Operating income as a percentage of revenues increased from 4.4% in the prior year period to 6.1% in the current year period. The increase in operating income as a percentage of revenues was primarily due to the aforementioned decrease in cost of sales as a percentage of revenue, partially offset by the increase in selling, general and administrative expenses as a percentage of revenues, resulting primarily from reduced amortization due to the adoption of SFAS No. 142.

     Interest income was $0.3 million in the three-month period ended March 31, 2001 compared to $0.1 million in the three-month period ended March 31, 2002. This decrease in interest income was due to our lower average cash balance and lower interest rates in the current year period as compared to the prior year period.

     The provision for income taxes for the three-month periods ended March 31, 2002 and March 31, 2001 reflect estimated Federal and state income tax expense.

Liquidity and Capital Resources

     At March 31, 2002, we had $42.3 million in net working capital, an increase of $1.2 million from December 31, 2001. Our primary sources of liquidity as of March 31, 2002 consisted of cash and cash equivalents, accounts receivable and our $15.0 million revolving credit facility.

     Our accounts receivable turnover averaged 105, 92 and 76 days for the periods ended March 31, 2002, December 31, 2001 and December 31, 2000, respectively. The increase in accounts receivable turnover from December 31, 2001 to March 31, 2002 was due to additional revenue recognized for services provided but unbilled due to the terms of certain contracts fulfilled during the three months ended March 31, 2002. Additionally, customers have implemented new payment policies, which have slowed the collection process, but we do not believe materially affected the collectibility of our receivables. The allowance for doubtful accounts and credit memo reserves was $1.0 million at March 31, 2002, $1.0 million at December 31, 2001 and $1.3 million at December 31, 2000.

     During the three months ended March 31, 2002, we used $1.9 million for operating activities as compared to $7.1 million during the same period in 2001. In 2001, the use of operating cash resulted primarily from higher accounts receivable, due to increased sales, and additional prepaid expenses for programs scheduled to take place later in the year. These amounts are partially offset by income, depreciation and amortization, and an increase in deferred revenue due to advance billings at March 31, 2002.

     During the three months ended March 31, 2002, we used $2.3 million of cash in investing activities which was comprised of $0.7 million to purchase computer, telephone and office equipment and a payout of $1.5 million based on the attainment of contingent payment goals established during the acquisition of MMC.

     Financing activities during the three-month period ended March 31, 2002 provided $0.2 million of cash from the exercise of stock options. Financing activities during the three-month period ended March 31, 2001 provided $1.4 million of cash from the exercise of stock options.

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

     SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives will be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The adoption of SFAS No. 142 has resulted in a reduction in goodwill amortization in 2002 (see note 5 to the Consolidated Financial Statements.

     In August of 2001, the FASB issued No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," and the accounting and reporting provisions of the Accounting Principles Board No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Certain Factors That May Affect Future Results

     Certain statements contained in this report, including statements regarding the anticipated development of our business, the intent, belief or current expectations of our Company, our directors or our officers, primarily with respect to our business model and future operating performance of our business, trends in the mix of educational and marketing services revenues toward more value-added products, the possible effects aimed at improving costs and efficiencies, expectations regarding certain field force logistics relationships and related revenues and profits, operating performance and growth in 2002, the effects of loss of revenue and the magnitude and timing of revenues from new and existing clients, and expectations regarding business units within our business, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: continuation of trends in educational and marketing services, risks relating to the market for our services, acceptance of our new services, difficulties inherent in locating acquisition candidates and consummating acquisitions, the seasonality of our business, our dependence on the pharmaceutical industry and those risks and uncertainties contained under the heading "Risk Factors" on page 5 of our 10-K as filed with the Securities and Exchange Commission.


Quantitative and Qualitative Disclosures about Market Risk

None.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On or about May 25, 1999, one stockholder of the Company filed a putative class action lawsuit against the Company and certain of the Company's officers in the United States District Court for the District of New Jersey (the "Court"). The suit alleges that the Company, certain of its officers and directors, and certain institutional stockholders violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures related to, among other things, the secondary offering made by the Company in May 1998, the Company's relationship with Glaxo-Wellcome, and the impact of various events on the Company's earnings. In March 2002, the Company entered into a definitive settlement agreement to settle all claims in connection with the shareholder class action litigation pending in the Court. This settlement will result in the release of all claims brought by the participating class action plaintiffs against the Company and its current and former officers and directors. This settlement has been signed by the parties and is subject to final approval by the Court. This settlement has no admission of liability by the Company or its current or former officers or directors and will be funded by payment from the Company's insurance carriers.

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

                                     BORON, LEPORE & ASSOCIATES, INC.


Date: May 14, 2002                   By: /s/ Patrick G. LePore
                                         ---------------------------------------
                                         Patrick G. LePore
                                         Chief Executive Officer
                                         and Chairman of the Board
                                         (Principal Executive Officer)

Date: May 14, 2002                   By: /s/ Anthony J. Cherichella
                                         ---------------------------------------
                                         Anthony J. Cherichella
                                         Chief Financial Officer, Secretary and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)